Form 10-K
period 1998-12-31
MARKETWATCH COM INC
filed 1999-03-31
CIK 1068969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER 000-25113
                            ------------------------

                             MARKETWATCH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3315360
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

              825 BATTERY STREET, SAN FRANCISCO, CALIFORNIA 94111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 733-0500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X] No [ ]

and (2) has been subject to such filing requirements for the past 90 days.  Yes
[ ]  No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 19, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was $209,120,313.

     The number of shares of the Registrant's Common Stock outstanding as of March 19, 1999 was 12,162,500.

     Documents incorporated by reference: portions of the registrant's proxy statements for its 1999 annual meeting of stockholders are incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MARKETWATCH.COM, INC.

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART 1

ITEM  1:  Business....................................................    1
ITEM  2:  Properties..................................................   18
ITEM  3:  Legal Proceedings...........................................   18
ITEM  4:  Submission of Matters to a Vote of Security Holders.........   18
ITEM 4A:  Executive Officers..........................................   18

PART II

ITEM  5:  Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   19
ITEM  6:  Selected Financial Data.....................................   20
ITEM  7:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   21
ITEM  8:  Financial Statements and Supplementary Data.................   29
ITEM  9:  Changes In and Disagreements with Accountants and Accounting
            and Financial Disclosure..................................   47

PART III

ITEM 10:  Directors and Executive Officers of the Registrant..........   47
ITEM 11:  Executive Compensation......................................   47
ITEM 12:  Security Ownership of Certain Beneficial Owners and
            Management................................................   47
ITEM 13:  Certain Relationships and Related Transactions..............   47

PART IV

ITEM 14:  Exhibits, Financial Statement Schedules and Reports of Form
            8-K.......................................................   47
Signatures............................................................   48

                                     PART I

ITEM 1. BUSINESS

     EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO RISKS AND ACTUAL RESULTS COULD DIFFER MATERIALLY. THE SECTIONS ENTITLED "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT CONTAIN A DISCUSSION OF SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. OWNERSHIP OF OUR SECURITIES BY CBS OR DBC SHOULD NOT BE VIEWED AS A RECOMMENDATION BY EITHER COMPANY TO ACQUIRE OR HOLD THE COMMON STOCK.

     We are a leading Web-based provider of comprehensive, real-time business news, financial programming and analytic tools. Our CBS.MarketWatch.com Web site also offers several tiers of paid subscription products, personal finance commentary and data, community features and other services designed to provide a "one-stop-shop" for our audience's financial information needs. We carefully design and regularly update our Web site to provide well-organized, relevant and clear content. Our staff of approximately 50 professional journalists, including freelance journalists, creates in-depth, up-to-the-minute business and financial commentary and analysis throughout the trading day and our correspondents regularly appear on CBS Television and CBS Radio News. We have important strategic relationships with our principal stockholders Data Broadcasting Corporation, or DBC, and CBS Broadcasting Inc., or CBS. Our goal is to create the preeminent brand for real-time business news and financial information on the Web. We believe our consistent focus on original and authoritative content and our access to a national media audience through our CBS relationship will help us achieve this goal. In the fourth quarter of 1998, our Web site attracted an average of 2.3 million unique visitors per month, who generated approximately 160 million page views, as compared with approximately 1.7 million unique visitors per month, who generated approximately 124 million page views in the third quarter of 1998. Our visitor information was based on information provided to us by DoubleClick, Inc., the company which delivers ads on our Web site and measures and tracks our users.

THE CBS.MARKETWATCH.COM SITE

     The CBS.MarketWatch.com Web site is a comprehensive business and financial Web site providing up-to-the-minute business news, financial programming and analytic tools. Our staff of approximately 50 professional journalists, including freelance journalists, offers real-time coverage of business and financial news and in-depth commentary on market moving trends and events. We also offer a wide range of other financial information and subscription services as well as community features to provide a "one-stop-shop" for our audience. Recent additions to the CBS.MarketWatch.com Web site include columns by well-known commentators, enhanced personal portfolio tracking features, hosted chat rooms, bulletin boards and messaging. We believe that offering comprehensive business news, financial programming and analytic tools is critical to its success as it enables us to increase audience loyalty and sense of community, average usage time and repeat visits.

News and Editorial Content

     The CBS.MarketWatch.com front page is carefully designed and regularly updated throughout the trading day by our journalists and editors to inform our audience of the important stories of the moment. Unlike many of our Web-based competitors, we do not rely exclusively on automatic editing and display systems; instead we leverage our journalistic expertise to add a strong editorial framework to our content. From the CBS.MarketWatch.com Web site's "front page," users can access news stories, columns and headlines written by its reporters and third parties, such as Reuters, Associated Press, and PR Newswire, as well as stock quotes and other business and financial data and analytic tools. The CBS.MarketWatch.com

Web site also offers limited audio and video clips of news reports that were recently broadcast on the CBS Television Network and CBS Radio by our correspondents. Users can also search a historical database of news stories by company name and ticker symbol.

     We create and publish on the CBS.MarketWatch.com Web site real-time commentary and analysis of business and financial news and a number of regular columns by our experienced editorial staff. News features include real-time headlines, stock market news and updates and coverage of technology stocks, bond markets, initial public offerings and other areas of interest to our audience. These features include:

----------------------------------------------------------------------------------------------
  UPDATED THROUGHOUT                               UPDATED SEVERAL          UPDATED WEEKLY
   EACH TRADING DAY         UPDATED DAILY           TIMES PER WEEK           OR BI-WEEKLY
----------------------------------------------------------------------------------------------
 Analysts' Changes      Daily Calendar          The Big Cap             Bazdarich on Bonds
 Bond Report            Analysts' Ratings       Clueless Investor       Beyond Stocks
 Earnings Headlines     Earnings Calendar       Capitol Reports         Cappiello's Take
 Earnings Surprises     eGgads!                 Erdman's World          Cedd Moses
 Futures Movers         IPO Daily Report        Getting Personal        CyberPitch
 Hardware Stocks        Mutual Fund Center      I.P.Onder               Deep Pockets
 Headlines              Press Briefing          Irwin Kellner           Elaine Garzarelli
 Internet Daily         Stock Buybacks          London Calling          Kellner's Forecast
 Market Snapshot        Stock Splits            Mortgages               Legal Options
 Media Report           Thom Calandra's         Moscow Report           Marder on Markets
 Movers & Shakers       Stock Watch             Options Watch           NouveauGeek
 Mutual Understanding   Weekly Calendar         Screamers               Roy Blumberg
 Net Stocks                                     SoapBox                 SportsBiz
 NewsWatch                                      Telecom Report          Stupid Stock Tricks
 Silicon Stocks                                                         Taxing Times
 Software Report                                                        Wall Street
 Stocks to Watch                                                        Eavesdropper
 Tech Report                                                            Zapman
 The Net Economy
 Washington Schedule
 World Markets
----------------------------------------------------------------------------------------------

     To broaden its audience appeal, the CBS.MarketWatch.com Web site has other specialized content areas targeting novice as well as sophisticated investors. These additional areas include:

     Mutual Fund Center. A mutual fund expert provides "Superstar Fund" listings and edits the CBS.MarketWatch.com Web site's mutual fund section. The Mutual Fund Center section offers Lipper Mutual Fund Profiles and provides links to other mutual fund listings, news headlines, quotes and charts. The CBS.MarketWatch.com Web site also offers a "Fund University" section, which provides various mutual fund educational information and links to other mutual fund investing sites.

     Personal Finance. The CBS.MarketWatch.com Web site has a Getting Personal section which features regularly updated columns that provide its audience with information on a range of investment alternatives and other personal finance-related topics and creates educational programming on topics such as finance terminology and investing options.

     Tax Guide. The CBS.MarketWatch.com Web site has a seasonal online Tax Guide giving its audience a resource tool for planning tax strategies and estimating tax bills. This area provides timely special features that highlight the latest changes in tax laws and reviews and compares various tax preparation software packages.

     Third-Party Products. We also distribute products and services from some of the leading names in research and news, such as Baseline, Hoover's, Inc., INVESTools, Inc., Investor Communications Business Inc. and Zacks Inc. We receive a portion of any revenue generated from the sale of these products or services, however, to date, we have not received material revenue from these sources. Our reporters and editors also use information provided by these services in our daily news coverage.

Data and Analytic Tools

     We offer a variety of data and analytic tools which, together with its other real time news and programming, are designed to provide a "one-stop-shop" for the financial and business needs of its audience. These include the following:

               DATA                                 TOOLS
------------------------------------------------------------------------
          US Equities                          Historical Charts
          International Equities               Technical Charts
          US Options                           Portfolio Management
          Mutual Funds                         Volume Alerts
          Futures/Commodities                  Price Alerts
          Foreign Exchange                     Stock Screener
          Fixed Income

     Securities Price Quotes. Utilizing data gathered and packaged for online use by DBC customers, the CBS.Marketwatch.com Web site provides stock quotes from all major U.S. stock markets. These quotes are offered on a minimum delay of 15 minutes in the United States in accordance with exchange rules, and of varying periods from foreign markets. Users can also subscribe to real-time quote services, MarketWatch RT and MarketWatch Live, through the Web site. Through these stock quote pages, our audience can link to other valuable information about a particular company, including related MarketWatch.com news stories, stories from other news services, summaries of SEC filings and annual reports, summaries of analysts' information and a variety of fundamental and technical information about its stock. The CBS.MarketWatch.com Web site also provides information as to various market and industry indices, commodity contracts and currency exchange rates.

     Portfolios. In an effort to offer the most complete and functional portfolio tracking system on the Web, the CBS.MarketWatch.com Web site has a sophisticated portfolio tracking service which offers a variety of features, including the ability to:

     - track up to 200 ticker symbols in multiple portfolios;

     - access portfolios from any computer with Web access;

     - track options, mutual funds and stocks on all major U.S. and international exchanges;

     - monitor portfolios over a secure connection;

     - automatically update portfolio price views every five minutes; monitor short and long positions;

     - view transaction history and capital gains reports; and

     - download portfolio reports for use in spreadsheets, thus providing a wider set of choices for record-keeping.

     We are also developing additional features, such as an email alert when one of a user's portfolio securities trades out of its normal range and end-of-the-day emails summarizing the portfolio's activity that day. This service is offered free of charge and users can enroll by completing a simple online registration form.

     Data. The CBS.MarketWatch.com Web site offers a wide variety of data including trading volume and dollar volume information, corporate share repurchases, industry and customized local CBS affiliate indices, stock split information and other data related to global and currency markets.

     Analytics. We have developed real-time news products utilizing proprietary analytical tools. These services typically generate thousands of daily, real-time headlines based on individual stock activity. If, for example, a stock exhibits unusual volume or price activity, the software generates a real-time headline that alerts investors to that activity. The CBS.MarketWatch.com Web site also provides information relating to fixed-income securities and commodities.

Community Features

     We believe that providing a place for our audience, financial journalists and experts in the financial world to meet and share ideas about investing will help increase brand awareness, motivate users to return to the CBS.MarketWatch.com Web site frequently and encourage our audience to spend more time on its Web site. Additionally, because we intend to integrate related news, market data and charts offered throughout our service, community members will be able to gravitate towards others who share their specific interests, enabling them to create niche user groups which can be targeted with relevant marketing campaigns and transaction opportunities. In addition, because we plan to integrate other content with these community features, community members will be exposed to other areas of the site, increasing the awareness of the breadth of our programming and other services. We believe that the personal and interactive nature of communicating with other people who share similar interests will help generate an affinity for the community and increased brand loyalty to MarketWatch.com.

     In the first quarter of 1999, we launched an array of communication tools designed to facilitate the creation of a larger, dynamic community. This suite of tools provides our audience with the means for communicating either privately, using Web-based email and instant messaging, or in affinity group message boards and chat rooms. In order to participate and to assist us in targeting advertising, users must complete a registration form and provide demographic information about themselves.

     Our community building efforts are centered on strengthening audience loyalty, increasing page views across all areas of the site, and providing opportunities for premium sponsorships, such as sponsoring moderated chat events. Longer term, as we gather more information about the interests of the community members, we intend to offer targeted advertising in specialized discussion groups within the community and pursue electronic commerce relationships with the goal of entering into revenue sharing relationships based on transactions derived from community members.

EDITORIAL

     We maintain news bureaus in New York City, Washington D.C., San Francisco, Los Angeles and London, England. Our journalists generate between 600 and 800 finance and business-related, real-time headlines on an average trading day. We have also devoted additional staff to cover special areas of interest, including initial public offerings, investment conferences, the fixed income markets, mutual funds, mortgages, microcap stocks, futures and options and technology stocks. Also, we intend to expand our industry-based and real-time capital markets coverage. For example, we recently added columns which cover the telecommunications and the sports industries and introduced a "spot news" desk to cover the major relevant stories of the day. MarketWatch.com also receives live media feeds from PR Newswire and Business Wire, and has access to all major financial wires and broadcast channels. We also work with CBS News' global operations and presence to expand our coverage of international business and financial news. In addition to providing news coverage for the CBS.MarketWatch.com Web site, our journalists provide financial news to CBS Television News and CBS Radio news programming. We believe that by providing news reports for CBS and working with CBS News journalists, it will have the opportunity to enhance our reputation and audience reach.

     Our staff of approximately 50 professional journalists, including freelance journalists who write for us, are experienced editors, bureau chiefs and reporters with high standards for reporting and editing. We believe our staff provides us with a significant competitive advantage. For example, Larry Kramer, our Chief Executive Officer, was Executive Editor of the San Francisco Examiner, and a financial reporter and Metro Editor of The Washington Post. Our staff also includes Thom Calandra, our Editor-in-Chief, who has been a financial columnist for the San Francisco Examiner, the London-based, lead markets editor for Bloomberg News and Online Money Editor for USA Today Online; Paul Erdman, a renowned economist and author; and Irwin Kellner, a former Chief Economist for Manufacturers Hanover Trust Bank; as well as a number of other journalists who previously worked for Bloomberg News, Associated Press, UPI, CBS Radio news, Fox News Internet and Dow Jones Television. We believe that we are one of the few Web-based companies which offers this level of journalism.

ADVERTISING AND SALES

     We are focused on providing our advertisers with a large, demographically desirable audience. We believe that our Web site attracts users who as a group are more affluent and better educated than users of many other Web sites and therefore represents an attractive medium for companies that advertise and engage in commerce over the Internet. Advertisements are displayed throughout the Web site, when a user enters the service, reviews a news story or accesses a quote or portfolio. Advertising revenues represented 56%, and 73% of our net revenues for the year ended December 31, 1997 and the year ended December 31, 1998, respectively.

     We currently derive, and expect to continue to derive, a substantial majority of our revenue from advertising sales. We offer a variety of advertising options that may be purchased individually or in packages such as "run of site," targeted advertising and sponsorships. Currently we offer the following advertising options on the CBS.MarketWatch.com Web site:

          Run of Site. Run of site rotations are banner advertisements that rotate on a random basis throughout the CBS.MarketWatch.com Web site, appealing to advertisers seeking to establish general brand recognition across MarketWatch.com's audience. Run of site rotations are typically sold in blocks of 1,000 impressions and generally are sold with a minimum of 100,000 guaranteed impressions over the life of the advertising contract. MarketWatch.com's current rate card CPM ranges from $15 to $25 depending on length of contract and number of impressions purchased.

          Targeted Advertising. Targeted advertisements are banner advertisements that are displayed when a user browses through specific news and quote pages, allowing advertisers to target users based on ticker symbols requested or by specific areas of interest by advertising on particular columns. Advertisers can also deliver their advertisements by region or country, time of day, frequency of use, Internet Service Provider, type of operating system or browser. Like run of site rotations, targeted advertisements are sold in blocks of 1,000 impressions. Due to the greater selectivity of the audience and because users typically spend more time on news pages than on quote pages, MarketWatch.com's current rate card CPM for targeted advertisements is generally higher than for run of site rotations, generally ranging from $19 to $34. In order to enhance the effectiveness of ad targeting, we are building a database of our registered users through an email newsletter and securities portfolio tracking service.

          Sponsorships. Sponsorships allow advertisers to gain maximum exposure on the MarketWatch.com site by featuring "buttons" on certain pages. For example, eight online brokerage services (Ameritrade, Datek, DLJ Direct, First Trade, Mr. Stock, Multex, ScoTTrade and Trading Direct) have purchased premium sponsorship placements to gain fixed positions within the CBS.MarketWatch.com Web site and thereby present a user with the opportunity to move directly to the advertisers site to establish an account or place an order. We offer other sponsorship opportunities throughout our entire site. Sponsorships are typically sold for a fixed monthly fee over the life of the contract and may include other advertising components such as general rotation or targeted banner advertisements.

          Content Sidebars. MarketWatch.com also offers fixed location bars, or content sidebars, on selected high traffic pages to provide advertisers with greater visibility in order to feature an advertiser's content, information or tools. MarketWatch.com typically charges premium rates for the placement of these content sidebars. Content sidebars can also be sold as part of a sponsorship arrangement.

     Historically, MarketWatch.com's advertisers have been from the technology and financial services industry, but we have recently attracted advertisers from brands outside of these industries, such as American Airlines, Bell South, DeBeers, Sprint, Toyota and Volvo. MarketWatch.com believes that attracting additional advertisers from businesses outside of the financial and technology industries is important to our future success and revenue growth. From our inception (October 29, 1997) through December 31, 1998, more than 100 organizations have advertised on our Web site.

     As of December 31, 1997, four customers comprised 53% of our gross accounts receivable. As of December 31, 1998, four customers comprised 21% of our gross accounts receivable balance. Sales of news to DBC accounted for 33% and 18% of revenue for the period from inception (October 29, 1997) through December 31, 1997 and the year ended December 31, 1998, respectively.

     Prior to January 1998, we used a third-party service to sell advertising on our Web site. We are building a direct sales force, which, as of December 31, 1998, consisted of 12 members. We depend on our sales force to sell advertising on our Web site. This involves a number of risks:

     - our sales personnel have, in many cases, only worked for us for a short period of time;

     - our need to further increase the size of our sales force;

     - our ability to hire, retain, integrate and motivate additional sales and sales support personnel;

     - the length of time it takes new sales personnel to become productive; and

     - the competition we face from other companies in hiring and retaining sales personnel.

     Our business will be adversely affected if we do not develop and maintain an effective sales force.

     We believe that having an internal direct sales force allows us to better understand and meet advertisers' needs, increase our access to potential advertisers and maintain strong relationships with our existing advertising clients. Our in-house sales staff includes experienced Internet sales personnel as well as those from traditional media. The staff develops and implements its advertising strategies by creating value-added packages for advertisers from the wide range of news columns, editorial opinions and other tools and information on the CBS.MarketWatch.com Web site, including identifying strategic accounts and developing presentations and promotional materials and building relationships with advertising buyers. DoubleClick provides advertising management and delivery services for the CBS.MarketWatch.com Web site and provides advertisers with reports describing the delivery of their advertisements.

     To date, relatively few advertisers from industries other than the technology and financial services industries have devoted a significant portion of their advertising budgets to Web advertising. If we do not attract advertisers from other industries, our business could be adversely affected.

STRATEGIC RELATIONSHIPS

     We believe that our strategic relationships with our principal investors, CBS and DBC, allow us to differentiate the CBS.MarketWatch.com Web site as the preeminent brand for real-time business news and financial programming on the Web.

CBS

     License. In connection with the formation of the LLC, the LLC entered into a five-year license agreement under which the Web site was renamed "CBS.MarketWatch.com" and the LLC was granted the right to use the CBS name and logo as well as CBS Television Network news content in connection with the CBS.MarketWatch.com Web site during this period. This agreement, as it was amended and restated immediately prior to the effectiveness of this offering, which we call the Amended and Restated License Agreement, will expire on October 29, 2005. Under the terms of the Amended and Restated License Agreement, MarketWatch.com will pay CBS a percentage of Gross Revenues generated by the CBS.MarketWatch.com Web site. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Amended and Restated License Agreement will be subject to termination in the event that competitors of CBS acquire specified amounts of our Common Stock and in other events. See "Certain Transactions" for descriptions of events which could cause a termination of this agreement. Subject to certain limitations, CBS will provide us with an aggregate rate card amount of $30 million of network television, radio and Internet advertising and promotion commencing from October 1997 through October

2002. Internet advertising will be limited to five percent of the total promotion delivered. CBS could terminate this advertising obligation if the Amended and Restated License Agreement is terminated.

     Reporting. We believe we can increase our brand awareness by providing financial news reports for CBS News and CBS Radio. Our New York City-based bureau is located in CBS facilities and frequently works with CBS News staff to generate stories for distribution over the CBS broadcast networks. We have two television correspondents who file daily reports on CBS Up-to-the-Minute overnight programming and CBS Newspath, which supplies CBS News video to CBS affiliated television stations for use in their news programs. Both correspondents also file customized daily reports to major CBS affiliates via satellite links, and contribute to the CBS Morning News. Our Editor-in-Chief, Thom Calandra, files live weekday morning reports on KPIX-TV, the CBS owned television station in San Francisco, and files reports with CBS in New York for CBS News. Our correspondents often file reports on CBS Radio news programming, covering breaking financial stories for the top-of-the-hour CBS Radio news report that is broadcast over several hundred radio stations nationwide. In addition, Frank Barnako, one of our reporters, does a twice-daily version of his Internet Daily column for use by CBS Radio affiliates. We do not receive any payments from CBS for this reporting. However, all reports delivered by our correspondents are identified as our reports. Our correspondents file these reports or provide services to CBS through an understanding we have with CBS which we believe helps to strengthen our brand awareness. We have no formal agreement with CBS with respect to any of our correspondents who provide reports to CBS or any of its affiliates. Therefore, there can be no assurance that these services will continue in the future.

     Non-Competition Provisions. The Amended and Restated License Agreement will contain certain limited non-competition provisions. However, these provisions will have certain exceptions and will not otherwise provide for an exclusive relationship. As a result, there can be no assurance that CBS will not promote, establish or otherwise provide content for a Web site or Internet service which competes with MarketWatch.com.

     We would need to change the name of our Web site and devote substantial resources towards building a new brand name if our agreement with CBS were terminated or not renewed. This agreement also has a number of risks associated with it. CBS can require us to remove any content on our Web site which it determines conflicts with, interferes with or is detrimental to its reputation or business or for certain other reasons. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of its television news content on our Web site. Because of these restrictions, we may not be able to perform our desired marketing activities.

     Our license agreement with CBS will expire on October 29, 2005, and CBS will have no obligation to renew it. CBS will also have the right to terminate this agreement if:

     - we breach a material term or condition of the agreement;

     - we become insolvent or subject to bankruptcy or similar proceedings;

     - a competitor of CBS acquires 15% or more of our voting power;

     - we issue voting securities to, or actively participate in the acquisition of our voting power by, a CBS competitor which results in such competitor directly or indirectly owning 9% or more of our voting power; or

     - we discontinue using the MarketWatch trademark and do not establish a substitute mark acceptable to CBS.

If our agreement with CBS is terminated prior to the end of its term, our business could be adversely affected.

     CBS has agreed, subject to certain limitations, to provide us an aggregate rate card amount of $30 million of advertising and on-air promotions during the period from October 29, 1997 through October 29, 2002. However, the timing and placement of these advertisements and promotions are subject to CBS's discretion. CBS could discontinue promoting us in the manner that it currently does. CBS also makes no guarantees to us as to the demographic composition or size of the audience that views these advertisements or promotions. This advertising and on-air promotion, as well as our association with the CBS brand, are important elements of our strategy to increase our brand awareness. This obligation will terminate if our license agreement terminates.

     We may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web site without the CBS name and logo or promotion from CBS.

DBC

     Initial Contribution. At our formation, DBC contributed certain assets related to its DBC Online/News Business which had been operating as departments within DBC since October 1995. In addition, DBC assigned agreements for advertising and content, portions of its award-winning Web site, dbc.com, and its related trademarks, including "MarketWatch" and the MarketWatch.com Internet domain name.

     Data and hosting. DBC currently provides delayed financial data to MarketWatch.com at no charge. It also provides real-time financial data to MarketWatch.com for dissemination to subscribers of certain of MarketWatch.com subscription services in exchange for a percentage of the subscription fee. In addition, DBC hosts and manages the CBS.MarketWatch.com Web site infrastructure and provides 24x7 network support.

     General Services. DBC will also provide MarketWatch.com with certain general services, including cash management, accounting services and human resources services. MarketWatch.com will reimburse DBC for its actual costs of providing these services.

     Payments for News. Under the Amended and Restated Services Agreement, DBC will also pay us through October 2002 a monthly per-subscriber fee for delivery of our news to all DBC subscribers, other than certain commercial ones, with a minimum payment of $100,000 per month.

     Non-Competition Provisions. Through October 29, 2005, DBC will not be able to:

     - sell advertising on a Web site that primarily delivers financial news and comprehensive stock quotes; or

     - use the Internet to sell, or authorize another to sell, real-time snap quotes to individual subscribers.

     Although the Stockholders' Agreement will contain certain non-competition provisions, these provisions will have certain exceptions and do not provide for an exclusive relationship.

     If DBC fails to provide these services satisfactorily, we would be required to perform these services ourselves or obtain these services from another provider. Replacing these services could cause us to incur additional costs. We may not be able to replace these services on commercially reasonable terms or if we choose to perform these services ourselves, we may not be able to perform them adequately. During any such transition, our services could be disrupted for an indefinite period of time and, as a result, we could lose a substantial number of users and advertisers.

CONTROL BY CBS AND DBC

     After our initial public offering on January 15, 1999, CBS and DBC each owned approximately 38% of our outstanding common stock. CBS and DBC have certain rights to have representatives on our board of directors generally based upon the percentage of our voting securities which they hold. Currently, they each have three representatives. If we issue voting securities, or securities convertible into or exchangeable for voting securities in the future, subject to certain limitations, CBS and DBC will each have the right to purchase securities from us so they can maintain their respective percentage ownerships. In addition, if either CBS or DBC desires to transfer any shares of common stock held by it, the other party has a right of first refusal to purchase all or a portion of those shares, subject to certain exceptions. As a result of their share ownership and other rights, CBS and DBC collectively will be able to control our management and affairs, elect a majority of our Board of Directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

     If a competitor of CBS directly or indirectly acquires more than 30% of the voting power of DBC or substantially all of DBC's assets at a time when DBC beneficially owns at least 10% of our outstanding common stock, CBS may within 45 days either:

     - purchase all of our securities held by DBC; or

     - require DBC to place these securities in a trust which would then dispose of the securities with a view to maximizing the sale price while disposing of such shares as promptly as reasonably practicable.

     DBC would forfeit its Board representation in either event. We cannot predict which option, if any, CBS would elect in such an event.

MARKETING AND DISTRIBUTION

     We are seeking to establish the MarketWatch.com brand as the Web's leading provider of business and financial information. CBS will agree to provide the CBS.MarketWatch.com Web site with promotion and advertising with an aggregate rate card amount of $30 million through October 2002. This promotion and advertising will be carried or disposed on CBS Television Network programming, programming on CBS owned and operated television and radio stations and/or banner advertising on CBS Web sites over the period from October 29, 1997, through October 29, 2002. These advertising placements may take the form of 30, 15 or 10 second commercial units, scrolls of the CBS.MarketWatch.com URL, on-air mentioning of our Web site, banner advertising and/or in credit rolls or sign-offs, with CBS having broad discretion as to the type and manner of placement. As of December 31, 1998, CBS had delivered $7.1 million rate card amount of promotion and advertising under this commitment.

     CBS has displayed our MarketWatch.com logo and domain name on the CBS Evening News with Dan Rather, CBS This Morning and on the news programming of the CBS Television Network and many affiliated television stations. The logo is usually displayed when business or financial news is covered during the broadcast. When they occur, these promotional activities give the CBS.MarketWatch.com Web site national promotion to the over 10.2 million people who, according to recent national Nielsen Ratings for the television season through March 1999, watch the CBS Evening News as well as the millions of additional viewers of other CBS News broadcasts. CBS is not obligated to continue to display our logo or domain name in this particular manner.

     We use journalists' appearances on CBS Television and Radio news broadcasts and on certain affiliate station broadcasts to highlight the CBS.MarketWatch.com Web site and increase the association of the Web site with CBS. When making appearances, our journalist is identified with the MarketWatch brand. The CBS.MarketWatch.com Web site is also linked directly to the Web sites of CBS and many of its affiliate television stations. Each time a user at these Web sites clicks on the "Money" section he or she receives a graphic or story from the CBS.MarketWatch.com Web site or one of its correspondents and a direct link to the CBS.MarketWatch.com Web site. We also have an agreement with Westwood One, America's #1 radio network, to build the CBS.MarketWatch.com Radio Network. As part of this agreement, we will provide financial market updates to Westwood One's radio stations across the country.

     In addition to our CBS-related promotional activities, we advertise on a number of heavily trafficked Web sites, such as Yahoo!, Lycos, Excite and AltaVista, and conduct a variety of other marketing and public relations programs. These programs include paid advertisements in print publications and radio broadcasts and participation in personal finance, online journalism and Internet-related conferences. We intend to increase advertising and marketing expenditures over their historical levels to continue to build awareness with its audience. To this end, we launched a national brand building campaign and intend to make substantial expenditures to advertise our brand and the CBS.MarketWatch.com Web site in traditional and online media.

     We have entered into a number of, and are aggressively pursuing additional, distribution relationships to enhance our brand name recognition and audience reach. Key distribution relationships include:

          Yahoo! Inc. Yahoo! has agreed to index certain of the CBS.MarketWatch.com news headlines in the Finance section of Yahoo! with links to the CBS.MarketWatch.com Web site for the full story. In addition, we will advertise on Yahoo! over the 12 month period following the closing of our initial public offering. We also have a content distribution relationship with Yahoo! under which we will provide at no charge a version of our Market Snapshot Report on a daily basis to registered users of the Investment Challenge fantasy investment game on Yahoo!'s Finance section.

          Quicken.com. Intuit has agreed to display certain of our news columns and features in portions of its Quicken.com Web site. We will receive a share of any revenues from the sale of advertising on the Quicken.com pages which display this content.

          CompuServe. CompuServe, ranked among the top Internet Service Providers (ISP's) and among America Online's (AOL's) key lines of business, selected CBS.MarketWatch.com to serve as the Financial News Center for its newly launched service, CompuServe 4.0. CBS.MarketWatch.com created a comprehensive, customized, cobranded version of the MarketWatch site for the service.

          Universal Feature Syndicate. In June 1998, we entered into an agreement with Universal Feature Syndicate under which Universal Feature Syndicate will market certain of the CBS.MarketWatch.com editorial features to newspapers exclusively in North America and non-exclusively throughout the world for syndication in print and electronic editions.

          News Alert. In March 1998, we entered into an agreement with News Alert, Inc. under which News Alert will provide certain third-party news feed collection, databasing and display services for the CBS.MarketWatch.com Web site. In addition, News Alert may also make certain of the CBS.MarketWatch.com editorial content available as a news feed to certain of News Alert's other customers.

          Brand Label Quotes Pages. We also seek to increase our revenues and name recognition by hosting co-branded financial information pages, or Brand Label Quotes Pages, accessible to visitors of other companies' Web sites who wish to retrieve market quotations and financial news. The presence of links on the Brand Label Quotes Pages to relevant MarketWatch.com news stories also helps drive traffic to the CBS.MarketWatch.com Web site. Web sites with these Brand Label Quotes Pages include Web sites operated by American Express Financial Direct, Callaway Golf, Cigar Aficionado, Conde Naste's cnCurrency.com, Hoover's Inc., IPO Monitor, iSleuth.com, Jack Carl Futures, National Discount Broker, Proctor & Gamble, Rocky Mountain News, Muriel Siebert & Co., SportsLine USA, Wall Street Access, Wine Spectator, and United Media, among others. Generally, we sell advertising on portions of, and receive hosting fees for these pages. For the year ended December 31, 1998, revenues from these Brand Label Quotes Pages have constituted less than 10% of our aggregate revenues.

     We believe that distribution relationships of this type are important to our continued growth and to increase our exposure to our target audience. We intend to continue to aggressively pursue additional distribution relationships. See "Factors that may affect our operating results -- Need to Establish and Maintain Strategic Relationships with Other Web sites."

SUBSCRIPTION SERVICES

     While substantially all of the programming available on the CBS.MarketWatch.com Web site is currently free of charge, the CBS.MarketWatch.com Web site offers subscription-based third-party financial data services which are targeted for sophisticated investors. These services are currently created and provided by DBC on a non-exclusive basis under a revenue sharing arrangement. See "-- Strategic Relationships." MarketWatch.com is developing and, in the future, intends to introduce additional subscription services, such as exclusive news, commentary and analytic tools.

     We act or will act as DBC's sales agent with respect to the following DBC services in exchange for a fee for new subscribers obtained through the CBS.MarketWatch.com Web site:

     MarketWatch RT. MarketWatch RT is a browser-based, real-time financial data service providing on demand real-time quotes from the American and New York Stock Exchanges and NASDAQ. The service is available for a $34.95 monthly fee which includes non-professional exchange fees of $12.50 for those three exchanges. Premium research from Baseline is also available through this service. DBC pays MarketWatch.com a monthly royalty for each subscriber. DBC provides all customer and MIS support for this service. In August 1998, we began marketing MarketWatch RT Wireless, a product for use with hand-held computing devices such as Windows CE devices and Palm Pilots. In the future, we do not expect to derive a material amount of revenue from this service.

     MarketWatch LIVE. MarketWatch LIVE is a Windows-based, real-time financial data service providing "streaming" real-time quotes over the Internet from all major US equity and futures exchanges. The base fee for this product is $79 per month. Premium research from Baseline is also available through this service. DBC pays MarketWatch.com a monthly royalty on revenues derived from this service. DBC provides all customer and MIS support for this service. In the future, we do not expect to derive a material amount of revenue from this service.

     MarketWatch PRO. In addition, it is the Company's intention to introduce a new subscription service, MarketWatch PRO, during the second quarter of 1999.

     Our Web site also offers, for a fee, third party financial data and other services through the Web site, such as Hoover's, Inc., which provides company profiles, Zacks Inc., which provides company earnings estimates, and Baseline, which provides company research reports. We receive a portion of the revenue from the sale of these products or services through the CBS.MarketWatch.com Web site. We do not currently and, in the future do not intend to, derive a material amount of revenue from these services.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     The CBS.MarketWatch.com Web site is hosted at, and all of its network operations are controlled from, DBC's facilities in Hayward, California. DBC provides multiple Web servers which run Microsoft Windows and Microsoft NT operating systems and use Microsoft Internet Information Server. Internet access is maintained through multiple DS3 connections with three different tier one ISPs, UUNET, Digex and MCI. The computer equipment used to operate the CBS.MarketWatch.com Web site at DBC's facilities is powered by multiple uninterruptible power supplies. Our operations are dependent upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks and other events beyond our control. Our insurance policies have low coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. DBC is also developing a redundant network operations center in Salt Lake City, Utah. However, we do not presently have a formal disaster recovery plan.

     We are expanding our internal development group to create new, and enhance existing, services, tools and features. For example, this group recently developed a database portfolio application that, among other features, allows users to track up to 200 ticker symbols each in multiple portfolios and view the portfolio information through a secure connection. We are also developing an advanced charting application which is designed to provide intraday ticker and interval charts. We also utilize third-party technology for certain of its services and tools. For example, we licensed news database technology to allow users to search for news stories from multiple third-party sources by ticker symbol, keyword and news source. We have also entered into an agreement with a software development firm that will provide a new community application system, with functionality such as message boards, chat and instant messaging. As of December 31, 1998, we had 12 personnel dedicated to product and content development, and for the year ended December 31, 1998, our product development expenditures were $1.5 million.

     In the past, our Web site has experienced significant increases in traffic when there are significant business or financial news stories. In addition, the number of our users has continued to increase over time and we are seeking to further increase our user base. Therefore, our Web site must accommodate a high volume of traffic and deliver frequently updated information. Our Web site has in the past and may in the future experience slower response times or other problems for a variety of reasons.

     We also depend on information providers, including DBC, to provide information and data feeds on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web site. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive our Web site as not functioning properly and therefore cause them to use other methods to obtain their business and financial news and other information.

     Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. These are exacerbated by the recent growth of the Web and the intense competition in our industry. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our services. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Our business could be adversely affected if we incurred significant costs without adequate results or cannot adapt to these changes.

COMPETITION

     The market for Internet services and products is relatively new, intensely competitive and rapidly changing. The number of Web sites on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

     - publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to business, finance and investing needs, many of which have established or may establish Web sites, such as The Wall Street Journal, CNN and CNBC;

     - general purpose consumer online services such as America Online and Microsoft Network, each of which provides access to financial and business-related content and services;

     - online services or Web sites targeted to business, finance and investing needs, such as TheStreet.com and Motley Fool; and

     - Web search and retrieval and other online services, such as Excite, Inc., Infoseek Corporation, Lycos, Inc., Yahoo! Inc., and other high-traffic Web sites, such as those operated by Netscape Communications Corporation, which offer quotes, financial news and other programming and links to other business and finance related Web sites.

     We anticipate that the number of direct and indirect competitors will increase in the future. This could result in price reductions for its advertising, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect our business, results of operations and financial condition.

     Although the Amended and Restated License Agreement and Stockholders' Agreement will contain non-competition provisions, these provisions will have certain exceptions. As a result, there can be no assurance that CBS or DBC will not promote, establish or otherwise provide content for a competitive Web site or Internet service.

     We believe our programming and content compete favorably with our competitors, as many of them do not primarily provide real-time coverage by experienced journalists. However, many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases and higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, there can be no assurance that they will not develop services that are equal or superior to ours or that achieve greater market acceptance than our offerings. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

     The Web, and MarketWatch.com specifically, also must compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. Web companies and MarketWatch.com would lose revenue if the Web is not perceived as an effective advertising medium. As a result, there can be no assurance that we will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

POTENTIAL COMPETITION FROM CBS AND DBC

     Although our agreements with CBS and DBC contain certain limited non-competition provisions, these provisions have certain exceptions and are not exclusive relationships. For example:

     - CBS could license its name and logo to other Web sites or Internet services that deliver general news, sports or entertainment. These sites or services could also offer financial news, so long as delivering comprehensive stock quotes and financial news to consumers in the English language is not their primary function and their principal theme and format;

     - DBC may provide hosting services to other Web sites;

     - DBC could also establish an advertising-supported Web site that does not have as its primary function and its principal theme and format the delivery of financial news and stock quotes;

     - CBS or DBC could license its content to other Web sites or Internet services; or

     - CBS or DBC could make certain investments in other Web sites or Internet services.

     Any of these could adversely affect us. For example, these sites or services could compete with us or CBS and DBC might promote these other sites or services more actively than they promote our Web site.

INTELLECTUAL PROPERTY

     We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect our intellectual property, such as our content, trademarks, trade names and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the content on our Web site or our other intellectual property without authorization. There can be no assurance that these precautions will prevent misappropriation or infringement of our intellectual property. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on our business, operating results and financial condition.

     We license the CBS logo, name and certain news content from CBS pursuant to the Amended and Restated License Agreement. This agreement could terminate in certain circumstances and also involves a number of other risks.

     We also use certain licensed third-party technology, such as software from DoubleClick, and data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software or content infringes any person's proprietary rights. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms if at all. In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services, such as certain of the community features we may introduce. There can be no assurance that any such licenses will be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services until equivalent technology, if available, is identified, licensed and integrated, which could have a material adverse effect on our business, results of operations and financial condition.

     Because we license some data and content from third parties, our exposure to copyright infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origins and ownership of such licensed content and generally obtain indemnification to cover any breach of any such representations. However, there can be no assurance that such representations will be accurate or that such indemnification will be sufficient to provide adequate compensation for any breach of such representations.

     There can be no assurance that infringement or other claims will not be asserted or prosecuted against us in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to introduce new content or trademarks, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

EMPLOYEES

     As of December 31, 1998, there were 65 personnel dedicated full time to our business, 12 of these personnel worked in product and content development, 17 in sales and marketing, 27 in editorial and 9 in administration. Such personnel are currently on the payroll of DBC and are provided to us pursuant to the Original Services Agreement with DBC. Effective as of January 1, 1999, such personnel became our direct employees. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

     We believe that our future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. None of our personnel is bound by an employment agreement that prevents such person from terminating his or her relationship at any time for any reason. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulties in attracting new personnel. There can be no assurance that we will successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

GOVERNMENT REGULATION

     There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet Service Providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect our business.

                 FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS; UNPREDICTABILITY OF FUTURE REVENUE; EXPECTED FUTURE LOSSES; SEASONALITY

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

     - the early stage of our development, particularly given that we did not become a separate legal entity until October 1997;

     - the level of Web usage;

     - traffic levels on our Web site, which can fluctuate significantly as a result of business and financial news events;

     - the demand for advertising on our Web site as well as on the Web in general;

     - changes in rates paid for Web advertising resulting from competition or other factors;

     - our ability to enter into or renew key agreements such as our recent agreement with Yahoo!;

     - the amount and timing of our costs related to our marketing efforts or other initiatives;

     - fees we may pay for distribution or content agreements or other costs we incur as we expand our operations;

     - new services introduced by us or our competitors;

     - competitive factors;

     - technical difficulties or system downtime affecting the Web generally or the operation of our Web site; or

     - economic conditions specific to the Web as well as general economic conditions.

     Therefore, our operating results for any particular quarter may not be indicative of future operating results.

     We expect that over time our revenues will come from a mix of advertising, content licensing, e-commerce relationships and subscription service fees. However, we expect to be substantially dependent on advertising revenues for the foreseeable future. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the level of our advertising revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues, particularly advertising revenues, than we expect, we may not be able to quickly reduce our spending in response. Our cost structure could also change dramatically as we increasingly operate independently from DBC. If we continue to rely on DBC for the services described under "-- Strategic
Relationships -- DBC," we will be required to reimburse DBC for its costs in providing the services. We will have little control over the amount of these costs, which could be substantial. In addition, we intend to significantly increase our operating expenses to grow our business. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our Common Stock in a manner unrelated to our long-term operating performance.

     We have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to significantly increase our operating expenses to grow our business.

     We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed medium, seasonal and cyclical patterns in our industry may develop in the future. Therefore, if our industry follows the same seasonal patterns as those in the traditional media, we may experience lower advertising revenues in the first and third calendar quarters of each year. Furthermore, traffic levels on our

Web site typically fluctuate with the occurrence of significant events in the business and financial news, such as fluctuations in the stock markets, that could cause changes in our audience size.

NEED TO DEVELOP AND IMPLEMENT OUR OWN INTERNAL SYSTEMS

     Although our predecessor business has been operating since October 1995, we did not become a separate legal entity until October 1997 when we were formed as a limited liability company and we introduced our CBS.MarketWatch.com Web site.

     We have been and continue to be substantially dependent on DBC to host our Web site and for many of our financial, administrative and operational services and related support functions. We may not be able to perform these financial, administrative, operational and support functions effectively as an independent company. In addition, we believe that we will need further improvements in these systems, controls and procedures to manage our growth. Our future financial performance could be adversely affected if we or DBC do not perform these functions effectively or if we do not implement these systems, controls and procedures successfully.

NEED TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES

     We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. For example, for the month of December 1998, approximately 12% of our traffic came from Yahoo!. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, our site may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships.

     Occasionally we enter into agreements with advertisers, content providers or other high traffic Web sites that require us to exclusively feature these parties in certain sections of our Web site. Existing and future exclusivity arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other strategic relationships. Many companies we may pursue for a strategic relationship also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be adversely affected if we do not establish and maintain additional strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our Web site.

RISKS RELATING TO OUR ABILITY TO TRACK AND MEASURE THE DELIVERY OF
ADVERTISEMENTS

     It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web site. We depend on third parties to provide these measurement services. If they are unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We are implementing additional systems designed to record demographic data on our users. If we do not develop these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Companies may not advertise on our Web site or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

NEED TO EXPAND OUR BUSINESS AND RELATED PROBLEMS

     We believe that we will need to expand our business and operations both to operate as an entity independent from DBC and in order to grow our business. This growth is likely to continue to place a significant strain on our resources. As we grow, we will also have to implement new operational and financial systems, procedures and controls. If we are unable to accomplish any of these, our business could be adversely affected.

RISKS OF DEVELOPING NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITE

     We believe that our Web site will be more attractive to advertisers if we develop a larger audience comprised of demographically-favorable users. Accordingly, we intend to introduce additional or enhanced services in the future in order to retain our current users and attract new users. If we introduce a service that is not favorably received our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

     We may also experience difficulties that could delay or prevent us from introducing new services. Furthermore, these services may contain errors that are discovered after the services are introduced. We may need to significantly modify the design of these services on our Web site to correct these errors. Our business could be adversely affected if we experience difficulties in introducing new services or if these new services are not accepted by users.

DEPENDENCE ON CONTINUED GROWTH IN USE OF THE WEB

     Our market is new and rapidly evolving. Our business would be adversely affected if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, such as:

     - inadequate network infrastructure;

     - security concerns;

     - inconsistent quality of service; and

     - availability of cost-effective, high-speed service.

     If Web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Web usage, as well as usage of our Web site, could grow more slowly or decline.

RISKS ASSOCIATED WITH OUR BUSINESS MODEL WHICH DEPENDS ON WEB ADVERTISING

     We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. No standards have been widely accepted to measure the effectiveness of Web advertising. If such standards do not develop, existing advertisers may not continue their current levels of Web advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Our business would be adversely affected if the market for Web advertising fails to develop or develops more slowly than expected.

     Different pricing models are used to sell advertising on the Web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Web advertising. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Web advertising.

WEB SECURITY CONCERNS COULD HINDER INTERNET COMMERCE

     The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Web. Any well-publicized compromise of security could deter more people from using the Web or from using it to conduct transactions that involve transmitting confidential information, such as stock trades or purchases of goods or services. Because many of our advertisers seek to advertise on our Web site to encourage people to use the Web to purchase goods or services, our business could be adversely affected.

     We may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing and research development facilities are located in approximately 11,000 square feet of office space in San Francisco, California leased from CBS. This lease expires in March 2003. See "Certain Transactions." We believe that our current facilities will be adequate to meet our needs for the foreseeable future. All of our communications and network infrastructure is hosted at DBC's facilities in the San Francisco Bay Area, with a redundant site being implemented in Salt Lake City, Utah. Any system failure at these locations could lead to interruptions, delays or cessations in service to users of the CBS.MarketWatch.com Web site, which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company was not a party to any significant legal proceedings at December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended 1998

ITEM 4A. EXECUTIVE OFFICERS

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of MarketWatch.com:

              NAME                   AGE                    POSITION
              ----                   ---                    --------
Larry S. Kramer..................    48     President, Chief Executive Officer and
                                            Director
J. Peter Bardwick................    40     Chief Financial Officer and Secretary
Thom Calandra....................    42     Editor-in-Chief and Vice President of
                                            News
William Bishop...................    30     Vice President of Business Development
Scot McLernon....................    41     Vice President of Advertising Sales
Michele Chaboudy.................    52     Vice President of Marketing

     Mr. Kramer has served as President, Chief Executive Officer and a member of the Board of Directors of MarketWatch.com since October 1997. From February 1994 until October 1997, Mr. Kramer served as Vice President for News and Sports of DBC. In January 1991, Mr. Kramer co-founded DataSport Inc. ("DataSport"), a developer of hand-held sports information monitors, and he served as DataSport's President from its founding until February 1994, when DataSport was acquired by DBC. Prior to founding DataSport, Mr. Kramer spent more than twenty years in journalism, including serving as a financial reporter, Metro Editor and Assistant Managing Editor of The Washington Post, and most recently serving as Executive Editor of the San Francisco Examiner. He has been a recipient of National Press Club, Gerald E. Leob and Associated Press Awards. During Mr. Kramer's tenures at The Washington Post and the San Francisco Examiner, his staffs at each paper won a Pulitzer Prize. Mr. Kramer serves as a member of the Board of Directors of American Information Company, which conducts an auto buying service under the name "Consumers Car Club" through its carclub.com Web site. Mr. Kramer holds a B.S. degree in Journalism from Syracuse University and an M.B.A. degree from the Harvard Business School.

     Mr. Bardwick has served as Chief Financial Officer of MarketWatch.com since June 1998. From June 1996 until June 1998, Mr. Bardwick was Managing Director of Star Media Capital, a Dallas, Texas-based, boutique investment bank serving the media and broadcasting industries. From April 1993 until December 1995, Mr. Bardwick served first as Chief Financial Officer and Executive Vice President, and then as a consultant to The Beasley Broadcasting Group, a national radio broadcasting company. Mr. Bardwick previously was also Vice President, Finance, for Westwood One, Inc., a producer of nationally syndicated radio news and entertainment programming. (Westwood One is currently affiliated with CBS, but was not during Mr. Bardwick's employment). He was a Vice President in Corporate Finance with Salomon Brothers Inc and was with Citicorp Investment Bank prior to that time. Mr. Bardwick holds a B.A. degree in Political Science from the University of Michigan and an M.B.A. degree from the University of Michigan, Graduate School of Business.

     Mr. Calandra has served as Editor-in-Chief and Vice President of News of MarketWatch.com since October 1997. He was Director of News with DBC from April 1996 until October 1997 and was a consultant to DBC from February 1996 until April 1996. From October 1995 until January 1996, he served as Financial Editor with USA Today Online, the USA Today newspaper's Web site. Mr. Calandra was employed by Bloomberg LP, a financial news service, from January 1994 until September 1995, serving in its London office and holding positions as the lead markets editor and European financial columnist. From August 1988 until December 1993, he served as financial columnist and business reporter with the San Francisco Examiner. Mr. Calandra holds a B.A. degree in Arts from City University of New York and an M.A. degree in English from the University of Arizona.

     Mr. Bishop has served as Vice President of Business Development of MarketWatch.com since the Company's formation in October 1997. From August 1995 until October 1997, Mr. Bishop was employed by DBC, most recently as Director of DBC Online. From August 1993 until May 1995, Mr. Bishop attended the Johns Hopkins University School of Advanced International Studies. Mr. Bishop holds a B.A. degree in East Asian Studies from Middlebury College and an M.A. degree in International Economics from John Hopkins University.

     Mr. McLernon has served as Vice President of Advertising Sales of MarketWatch.com since January 1998. From March 1997 until December 1997, he served as National Director of Advertising Sales with Quote.com, Inc., a financial news Web site operator. Mr. McLernon was also the National Director of Internet Strategy with Softbank Interactive Marketing, a subsidiary of Softbank Corp., a distributor and wholesaler of software and peripheral equipment for PCs, from March 1996 until March 1997. From June 1994 until March 1996, he served as Account Manager with Interactive Marketing. From May 1993 until June 1994 he was a sales consultant with Pacific Bell Interactive Services.

     Ms. Chaboudy has served as Vice President of Marketing of MarketWatch.com since May 1998. From January to May 1998, she was a consultant to MarketWatch.com. From November 1997 until January 1998, she was an independent marketing consultant. From March 1997 until November 1997, Ms. Chaboudy served as a Director, responsible for marketing and business development, at the Wired News division of Wired Digital Inc., a magazine publisher. From September 1996 until March 1997, she was a marketing consultant. From January 1996 until September 1996, she served as the Senior Vice President for Marketing and Sales for World Pages Inc., an Internet directory provider. From April 1995 until December 1995, she was a Director of Urban & Associates, a consulting firm serving the newspaper industry. Ms. Chaboudy served as Vice President of Marketing for the Houston Post from May 1993 until April 1995. Ms. Chaboudy holds a B.A. degree in History from DePauw University, an M.B.A. degree from Pepperdine University and a Master's degree in Library & Information Sciences from Indiana University.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Since January 15, 1999, our common stock, par value $.01, has been traded on The Nasdaq Stock Market under the symbol MKTW. the principal market for trading of our common stock is NASDAQ under the symbol MKTW. The approximate number of record holders of our common stock as of March 19, 1999 was 148 (although we believe there was a greater number of beneficial owners). We do not intend to pay dividends for the foreseeable future.

The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

ITEM 6. SELECTED FINANCIAL DATA

                                          MARKETWATCH.COM                         DBC ONLINE/NEWS(1)
                                    ---------------------------   --------------------------------------------------
                                                    INCEPTION
                                                   (OCTOBER 29,                                        INCEPTION
                                                      1997)       JANUARY 1, 1997                  (OCTOBER 1, 1995)
                                     YEAR ENDED      THROUGH          THROUGH        YEAR ENDED         THROUGH
                                    DECEMBER 31,   DECEMBER 31,     OCTOBER 28,     DECEMBER 31,     DECEMBER 31,
                                        1998           1997            1997             1996             1995
                                    ------------   ------------   ---------------   ------------   -----------------
STATEMENT OF OPERATIONS DATA (IN
  THOUSANDS):
Net revenues......................    $  7,027        $  630          $1,172          $   607            $  --
Gross profit......................       4,190           482             512              156               --
Operating expenses................      16,444           563           1,895            2,023              236
Net loss..........................    $(12,413)       $  (81)         $ (943)         $(1,172)           $(147)
Basic and diluted net loss per
  share(2)........................    $  (1.38)       $(0.01)
Shares used to compute basic and
  diluted net loss per
  Share(2)(3).....................       9,000         9,000

                                            MARKETWATCH.COM                         DBC ONLINE/NEWS
                                 -------------------------------------   -------------------------------------
                                 DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                 -----------------   -----------------   -----------------   -----------------
BALANCE SHEET DATA (IN
  THOUSANDS):
Cash...........................       $   140              $ --               $    --             $    --
Working capital (deficit)......        (5,889)              139                (1,502)                (68)
Total assets...................         4,487               237                   409                  99
Advances from DBC(4)...........         3,946                --                 1,644                 178
Total stockholders' equity
  (deficit)....................        (3,130)              152                (1,320)               (147)

---------------
(1) Represents the results of operations of the Predecessor Business for the period indicated.

(2) Reflects the conversion of MarketWatch.com LLC into a corporation as if such transaction had occurred as of the beginning of the period indicated.

(3) See Note 2 to Notes of MarketWatch.com Financial Statements for information concerning the number of shares used in computing net loss per share.

(4) Advances from DBC by DBC Online/News at October 28, 1997 was neither paid by the Predecessor Business nor assumed by MarketWatch.com.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and the Notes thereto of MarketWatch.com and the Predecessor Business which appear elsewhere in this document. The following discussion contains forward-looking statements that reflect MarketWatch.com's plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this document, particularly in "Factors That May Affect Our Future Operating Results."

OVERVIEW

     MarketWatch.com is a leading Web-based provider of comprehensive, real-time business news, financial programming and analytic tools. In addition to real-time coverage of business and financial news and in-depth commentary on market moving trends and events, we offer stock quotes, portfolios, charts and fundamental data. The Company completed its initial public offering on January 15, 1999. Prior to the offering, MarketWatch.com was a joint venture owned 50% each by DBC and CBS, and was formed as a limited liability company (the "LLC") in October 1997. It was formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. When this joint venture was formed, CBS and DBC agreed that their contributions would be treated as having equal value. Immediately prior to the closing of our initial public offering on January 15, 1999, we were re-organized from a limited liability company into a corporation.

     The DBC Online/News Business developed the dbc.com Web site to deliver financial quotes and news to users free of charge. While operating as DBC Online/News, DBC sold advertising banners and sponsorships and subscriptions to MarketWatch RT. With the formation of the LLC, the dbc.com site was changed to the CBS.MarketWatch.com site. Since the formation of the LLC, MarketWatch.com has operated as a provider of business news, financial programming and analytic tools, with services including new articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. MarketWatch.com has continued selling advertising banners and sponsorships and subscriptions to MarketWatch RT. We have also begun selling news to DBC and subscriptions to MarketWatch Live.

     DBC's principal products are Signal, StockEdge, BMI, InSite, BondEdge and QuoTrek, which provide real-time streaming quotes and financial market data to subscribers using the Internet, cable television, FM radio, satellite and direct telephone lines. DBC developed DBC Online/News with the original intent of enhancing its existing services to its subscribers. Subsequently DBC began to sell advertising on the dbc.com Web site. While MarketWatch.com's principal source of revenue is advertising, DBC's principal source of revenue is subscriptions. Although MarketWatch.com sells MarketWatch RT and MarketWatch Live on a non-exclusive basis, DBC may provide these services itself or through other third parties. However, DBC is not permitted to sell advertising on a Web site that has as its primary function and principal theme and format the delivery of comprehensive stock quotes and financial news in the English language to consumers. However, DBC could compete with us in the future.

     We have yet to achieve significant revenue and our ability to generate significant revenue is uncertain. Further, in view of the rapidly evolving nature of our business and our very limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to significantly increase our operating expenses to grow our business. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

AGREEMENTS WITH CBS AND DBC

     Upon formation of the LLC, DBC agreed to contribute $2.0 million in cash and the intellectual property of the DBC Online/News Business for its 50% ownership interest. DBC simultaneously entered into a five-year services agreement to provide us with our Web site infrastructure and certain operational and administrative services at DBC's cost. Under this original Services Agreement, DBC also agreed to pay us between $2.50 and $5.00 per month for each DBC subscriber who receives real-time streaming quotes, subject to a minimum of $100,000 per month. We refer to these payments as the Subscriber Payments. CBS agreed to contribute $50 million in rate card advertising and promotion over five years for its 50% ownership interest. CBS simultaneously entered into a five-year License Agreement to license its CBS "Eye" design and certain CBS news content, in exchange for royalties approximating 30% of our advertising banner revenue.

     Immediately prior to the closing of our initial public offering, the agreements were amended so that:

     - CBS will contribute $30 million in rate card advertising through October 2002 instead of $50 million,

     - the CBS license was extended for three years to October 29, 2005,

     - the royalties were modified from 30% of advertising revenue to approximately 8% of all revenue other than revenue attributable to DBC and certain other revenue, and

     - DBC's service obligation was extended three years to October 29, 2005. However, the Subscriber Payments obligation will expire in October 2002. In addition, we will not receive any Subscriber Payments with respect to certain commercial subscribers.

RESULTS OF OPERATIONS

     Due to the creation of the MarketWatch.com business on October 29, 1997, the Company's December 31, 1997 statement of operations data includes information reflecting the ten month period of the predecessor business ending October 28, 1997 (the "Ten Month Period") and the two month period of the MarketWatch.com business ended December 31, 1997 (the "Two Month Period"). In order to provide a meaningful basis for comparing the years ended December 31, 1998 and December 31, 1997, the Ten Month Period has been combined with the Two Month Period for purposes of the following discussion and analysis.

                                                         MARKETWATCH.COM/
                                     MARKETWATCH.COM      DBC ONLINE/NEWS      DBC ONLINE/NEWS
                                       YEAR ENDED           YEAR ENDED           YEAR ENDED
                                    DECEMBER 31, 1998    DECEMBER 31, 1997    DECEMBER 31, 1996
                                    -----------------    -----------------    -----------------
                                                          (IN THOUSANDS)
Net revenues:
  Advertising.....................      $  5,115              $ 1,010              $   303
  News to DBC.....................         1,285                  210                   --
  Subscription....................           627                  582                  304
                                        --------              -------              -------
          Total net revenues......         7,027                1,802                  607
Cost of revenues:
  Advertising and news............         2,398                  483                  280
  Subscription....................           439                  325                  171
                                        --------              -------              -------
          Total cost of
            revenues..............         2,837                  808                  451
                                        --------              -------              -------
Gross profit......................         4,190                  994                  156
                                        --------              -------              -------
Operating expenses:
  Product development.............         1,468                1,071                1,159
  General and administrative......         3,429                1,191                  732
  Sales and marketing.............        11,547                  196                  132
                                        --------              -------              -------
          Total operating
            expenses..............        16,444                2,458                2,023
                                        --------              -------              -------
Operating loss....................       (12,254)              (1,464)              (1,867)
Interest expense..................          (159)                (181)                 (90)
                                        --------              -------              -------
Loss before income tax benefit....       (12,413)              (1,645)              (1,957)
Income tax benefit................            --                  621                  785
                                        --------              -------              -------
Net loss..........................      $(12,413)             $(1,024)             $(1,172)
                                        ========              =======              =======

                                                                    MARKETWATCH.COM/
                                                 MARKETWATCH.COM     DBC ONLINE/NEWS     DBC ONLINE/NEWS
                                                   YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                                -----------------   -----------------   -----------------
                                                            (AS A PERCENTAGE OF NET REVENUES)
Net revenues:
  Advertising.................................          73%                 56%                 50%
  News to DBC.................................          18                  12                  --
  Subscription................................           9                  32                  50
                                                      ----                 ---                ----
          Total net revenues..................         100                 100                 100
Cost of revenues:
  Advertising and news........................          34                  27                  46
  Subscription................................           6                  18                  28
                                                      ----                 ---                ----
          Total cost of revenues..............          40                  45                  74
                                                      ----                 ---                ----
Gross profit..................................          60                  55                  26
                                                      ----                 ---                ----
Operating expenses:
  Product development.........................          21                  59                 191
  General and administrative..................          49                  66                 120
  Sales and marketing.........................         164                  11                  22
                                                      ----                 ---                ----
          Total operating expenses............         234                 136                 333
                                                      ----                 ---                ----
Operating loss................................        (174)                (81)               (307)
Interest expense..............................          (2)                (10)                (15)
                                                      ----                 ---                ----
Loss before income tax benefit................        (177)                (91)               (322)
Income tax benefit............................          --                  34                 129
                                                      ----                 ---                ----
Net loss......................................        (177)%               (57)%              (193)%
                                                      ====                 ===                ====

     We have compared below the results of operations of MarketWatch.com/DBC Online/News for the years ended December 31, 1998 and 1997. We have also compared the results of operations for MarketWatch.com/DBC Online/News for the years ended December 31, 1997 and 1996.

     The results of operations for DBC Online/News reflect the carve-out historical results of operations of the online and news businesses of DBC prior to the formation of MarketWatch.com. These results of operations include all revenue and costs directly attributable to the DBC Online/News Business, including costs for facilities, functions and services used by the business at shared sites and allocations of costs for certain administrative functions and services performed by centralized departments within DBC. Costs have been allocated based on DBC management's estimate of the costs that would have been incurred if the DBC Online/News Business had been a separate entity.

     The following are descriptions of the components of revenue and expenses:

- Advertising revenues consist primarily of sales of advertising banners and sponsorships.

- News to DBC revenues are the Subscriber Payments from DBC which represent fees from the sale to DBC by MarketWatch.com of its news for between $2.50 and $5.00 per month for each DBC subscriber who receives real-time streaming quotes, subject to a minimum of $100,000 per month. Prior to the formation of the LLC, DBC Online/News did not charge DBC for this news. After our initial public offering, we only receive Subscriber Payments from DBC subscribers other than certain commercial subscribers.

- Subscription revenues are from the sale of subscriptions to DBC's MarketWatch RT and MarketWatch Live products and not from the sale of any proprietary services of MarketWatch.

- Cost of revenues for advertising and news includes compensation and benefits for news reporters and editors, royalties payable to CBS and content providers, Web site infrastructure costs allocated from DBC, exchange fees and beginning in 1998, and the cost of serving ads by DoubleClick. Web infrastructure costs include communications lines, computer equipment, and DBC network operations personnel costs. All such cost incurred are necessary to support both news and advertising revenue streams. Allocation of costs between each revenue stream has not been made since all costs would continue to be incurred if we did not have either DBC news or advertising revenue.

- Cost of revenues for subscriptions includes exchange fees, communication lines and royalties paid to DBC.

- Product development expenses are primarily compensation and benefits for software developers and expenses for contract programmers and developers.

- General and administrative expenses consist primarily of compensation and benefits for finance and administrative personnel, allocations from DBC for administrative services, occupancy costs, professional fees, depreciation and charges for bad debts.

- Sales and marketing costs consist primarily of promotion and advertising provided by CBS beginning in 1998, Internet banner ads, advertising commissions, promotional materials and compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses prior to formation of MarketWatch.com were not significant.

     See Note 2 to the Financial Statements for a description of how we recognize our net revenues.

RESULTS OF OPERATIONS -- 1998 COMPARED TO 1997

NET REVENUES

     Net revenues for the year ended December 31, 1998 increased compared to the year ended December 31, 1997 due to increases in the number of banner and sponsorship ads placed on our web sites. The increases were caused by several interrelated factors, including the following:

     - increased number of advertisers;

     - increased audience acceptance of our Web sites and resultant page views;

     - increased size of our direct sales force; and

     - increased flexibility and sophistication of advertising packages offered to advertisers.

     Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to secure new advertising contracts from existing customers or obtain new customers. We expect to continue to derive a substantial majority of net revenues from selling advertisements. The market for Web advertising is intensely competitive, advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPMs across our Web site or click-through advertising rates as a result of such competition or otherwise, future revenues could be adversely affected.

COST OF REVENUES

     Cost of revenues for the year ended December 31, 1998 increased compared to the year ended December 31, 1997 due to the addition of news reporters and editors, additional network communications lines to accommodate increased traffic on our sites, and fees payable to DoubleClick to serve ads. Costs charged by DBC were $441,000 and $221,000 for the years ended December 31, 1998 and 1997, respectively. Royalties to CBS were $307,000 and $0 for the years ended December 31, 1998 and 1997, respectively. As a percent of net revenues, cost of revenues decreased by 5% because certain news content and Web infrastructure expenses are relatively fixed.

OPERATING EXPENSES

     Since inception, operating expenses have increased significantly to reflect the costs associated with the growth and development of MarketWatch.com and our Web site. We continue to be substantially dependent on DBC for many of our financial, administrative and operational services and related support functions. We plan to implement independent financial, operational and management controls, and reporting systems and procedures to support the continued expansion of our operations. As a consequence, we intend to continue to increase expenditures in all operating areas to support our planned growth and the development of its infrastructure.

     Product Development. Product development expenses for the year ended December 31, 1998 increased compared to the year ended December 31, 1997 due to increased headcount and expenses related to development of software by third parties. As a percentage of net revenues, product development expenses declined due to the much greater increase in revenues and the relatively small amount of such expenses. We intend to increase the absolute dollar level of product development expenditures in future periods in order to further enhance the programming on the web site and these expenses may fluctuate as a percentage of revenue over time depending on the projects undertaken by us from time-to-time.

     We include in product development expenses the amortization of deferred compensation related to options granted below fair market value. Amortization of deferred compensation was $58,000 and $0 for the years ended December 31, 1998 and December 31, 1997, respectively.

     General and Administrative. General and administrative expenses for the year ended December 31, 1998 increased compared to the year ended December 31, 1997 due to increased headcount, occupancy and bad debts. Costs charged by DBC were $261,000 and $161,000 for the years ended December 31, 1998 and 1997, respectively. We anticipate hiring additional personnel and incurring additional costs related to being a public company, including directors and officers liability insurance, investor relation programs and professional service fees. Accordingly, we intend to increase the absolute dollar level of general and administrative expenses in future periods.

     We include in general and administrative expenses the amortization of deferred compensation related to options granted below fair market value. Amortization of deferred compensation was $189,000 and $0 for the years ended December 31, 1998 and December 31, 1997, respectively.

     Sales and Marketing. Sales and marketing expenses for the year ended December 31, 1998 increased compared to the year ended December 31, 1997 due to a number of factors including:

     - promotions and advertising contributed by CBS in 1998;

     - development of our direct sales force in 1998, and increased sales commissions from higher advertising sales;

     - increased Web banner ads to promote our products and services; and

     - purchase of traditional print and broadcast ads in 1998 to promote our products and services.

     We expect to increase our sales staff and significantly increase the absolute dollar level of sales and marketing expenses in future periods.

     CBS has agreed to provide advertising and promotions over a five-year period ending October 29, 2002. The Company will record an expense at the time the advertising and promotion is provided based on the rate card value. The Company has recorded advertising expense of $7.1 million at the rate card value for the year ended December 31, 1998 related to services provided by CBS.

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1998 compared to December 31, 1997 decreased to a comparatively lower advance balance due to DBC over the year ended December 31, 1998.

RESULTS OF OPERATIONS -- 1997 COMPARED TO 1996

NET REVENUES

     Net revenues were $1.8 million and $607,000 for years ended December 31, 1997 and December 31, 1996, respectively. The year ended December 31, 1996 was the first period in which DBC made its Web site and the MarketWatch RT online service publicly available. The increase in revenue for the year ended December 31, 1997 is primarily attributable to an increase in the number of customers advertising on the Web site.

COST OF REVENUES

     Cost of revenues were $808,000 and $451,000 for the years ended December 31, 1997 and December 31, 1996, respectively. Cost of revenues, as a percentage of net revenues, for the years ended December 31, 1997 and December 31, 1996, respectively, were 45% and 74%. The decrease in cost of revenues, as a percentage of net revenues for the year ended December 31, 1997 is primarily attributable to advertising revenues increasing while a portion of the costs associated with providing the advertising remained relatively constant. Included in cost of revenues are costs allocated from DBC. Allocated expenses were $221,000 and $160,000 for the years ended December 31, 1997 and December 31, 1996, respectively.

OPERATING EXPENSES

     Product Development. Product development expenses were $1.1 million and $1.2 million for the years ended December 31, 1997 and December 31, 1996, respectively. Product development, as a percentage of net revenues, were 59% and 191% for the years ended December 31, 1997 and December 31, 1996, respectively. The decrease in product development expenses in absolute dollars in the year ended December 31, 1997 is primarily due to high product development costs incurred during the period from January 1996 through April 1996 in the development of the Web site and the MarketWatch RT online service.

     General and Administrative. General and administrative expenses were $1.2 million and $732,000 for the years ended December 31, 1997 and December 31, 1996, respectively. General and administrative expenses, as a percentage of net revenues, were 66% and 120% for the years ended December 31, 1997 and December 31, 1996, respectively. General and administrative expenses as a percentage of net revenues, decreased from the year ended December 31, 1996 due to costs associated with the implementation of billing systems related to MarketWatch RT incurred during 1996. Included in general and administrative expenses are costs allocated from DBC. Allocated expenses were $161,000 and $135,000 for the years ended December 31, 1997 and December 31, 1996, respectively.

     Sales and Marketing. Sales and marketing expenses were $196,000 and $132,000 for the years ended December 31, 1997 and December 31, 1996, respectively. Sales and marketing, as a percentage of net revenues were 11% and 22% for years ended December 31, 1997 and December 31, 1996, respectively. Sales and marketing expenses as a percentage of revenues decreased due to an increase in net revenue in 1997 and a reduction in advertising costs associated with the initial promotion of the Web site in 1996. During 1997, substantially all sales and marketing efforts were outsourced to a third-party firm in order to reduce costs associated with maintaining an internal staff.

INTEREST EXPENSE

     DBC funded the working capital requirements of the DBC Online/News Business division based upon a centralized cash management system. Interest expense was $181,000 and $90,000 for the years ended December 31, 1997 and December 31, 1996, respectively. Interest on amounts due to DBC is charged at The Chase Manhattan National Bank's prime plus 2% (10.50% at December 31, 1997).

INCOME TAX

     No benefit for federal and state income taxes is reported in the financial statements as MarketWatch.com has elected to be taxed as a partnership prior to the merger of the limited liability company into a corporation.

Therefore, for the periods presented, the federal and state tax effects of our tax losses were recorded by the members of the LLC in their respective income tax returns. Subsequent to the Reorganization, we will account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Had we applied the provisions of SFAS No. 109 for the period from inception (October 29, 1997) through December 31, 1997, the deferred tax asset generated, primarily from net operating loss carryforwards, would have been offset by a full valuation allowance.

     The DBC Online/News Business has accounted for income taxes in accordance with SFAS No. 109. The operating losses of the DBC Online/News Business were included in the consolidated tax returns of DBC and were used to offset taxable income. Therefore, the DBC Online/News Business has reflected a current tax benefit related to these tax losses.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception on October 29, 1997, we have funded our operations primarily from cash contributed and advanced by DBC and from revenues from advertising sales. DBC contributed capital of $218,000 and $1,782,000 to us during the period from inception (October 29, 1997) through December 31, 1997 and the year ended December 31, 1998, respectively. As of December 31, 1998, we had a working capital deficit of $5.9 million. In January 1999, we completed our initial public offering of 3,162,500 shares of common stock which resulted in net proceeds to the Company of approximately $48.2 million after deducting underwriting discounts and offering expenses.

     Cash used in operating activities was $4.5 million for the year ended December 31, 1998 compared to $205,000 for the period from inception (October 29, 1997) through December 31, 1997. Significant uses of cash in operations for the year ended December 31, 1998 include costs associated with increased sales and marketing activities to establish and to promote our products and services and increased accounts receivable and deferred offering costs, offset by accounts payable and accrued expenses for the costs of our initial public offering.

     Cash used in investing activities was $1.1 million for the year ended December 31, 1998 compared to $13,000 for the period from inception (October 29, 1997) through December 31, 1997 and primarily reflects capital expenditures. Cash from financing activities were $5.7 million for the year ended December 31, 1998 compared to $218,000 for the period from inception (October 29, 1997) through December 31, 1997 and primarily reflects contributions and advances from DBC.

     Capital expenditures were $1.1 million for the year ended December 31, 1998 and $13,000 for the period from inception (October 29, 1997) through December 31, 1997. The company does not have any commitments for capital expenditures at December 31, 1998. However, as of December 31, 1998, we had commitments under noncancellable operating leases of $1.5 million through March 31, 2003. In addition, under the terms of our agreements with Yahoo!, we are committed to make payments for advertising and slotting of $870,000 through 1999. Upon completion of our initial public offering, the minimum commitment increased from $870,000 over a twelve month period to $1.6 million over a twelve month period, beginning upon the closing of the initial public offering. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site.

     To date, we continue to be substantially dependent on DBC for much of our financial, administrative and operational services and related support functions including cash management. We believe the implementation of an independent accounting system, financial, operational and management controls, and reporting systems and procedures will be necessary to support the continued expansion of our operations. As a consequence, we intend to expend working capital to support the development of the infrastructure.

     Under the terms of the Limited Liability Company Agreement of the LLC between CBS and DBC and, subsequently, the Credit Agreement between MarketWatch.com and DBC, DBC agreed to advance us up to an aggregate of $5.0 million on a revolving basis through October 29, 2000. Borrowings bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% and are due on October 29, 2000. As of December 31, 1998, advances from DBC under this Credit Agreement were $3.9 million. We used a portion of the net proceeds from the initial public offering to repay all outstanding advances from DBC. See Note 7 to our financial statements.

     At October 28, 1997 the DBC Online/News Business owed DBC $2.7 million for working capital advances which we have not assumed. Subsequent to October 28, 1997, the amounts due to DBC by the DBC Online/News Business have been reduced by the collection of accounts receivable existing prior to our formation. Any remaining obligation has remained unpaid.

     We expect to incur significantly higher costs, particularly content creation costs, and sales and marketing costs, in the future to grow our business. We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any businesses, products or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or DBC elects to maintain their percentage interest pursuant to the exercise of the purchase right they have under the stockholders' agreement between them and us, then CBS or DBC would not necessarily suffer a reduction in their ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of the Common Stock.

YEAR 2000 READINESS DISCLOSURE

     We rely on DBC's computer and communications networks for the operation of its Web site, and on DBC's information systems for customer billing, accounting and administration. DBC has advised us that it has substantially completed a comprehensive review of its products, information systems and critical suppliers for year 2000 compliance, and has reported that its computer and communications networks are year 2000 compliant. DBC is currently installing new billing, accounting and administrative systems which are scheduled to be fully operational during 1999 and which have been represented will be fully year 2000 compliant when fully operational. DBC and MarketWatch.com utilize software and computer equipment from third party suppliers. DBC and MarketWatch.com also rely on information, provided electronically by a number of outside suppliers. Based on representations received from suppliers and compliance testing completed and ongoing, DBC has advised us that its critical suppliers are or will be year 2000 compliant in all material respects before the year 2000. Based on representations from our other software and equipment suppliers, we believe that our software and other computer hardware is year 2000 compliant. We also rely on solutions provided by DoubleClick for the delivery of its advertising and user measurement. We have been informed by them that their solutions are, or will be, year 2000 compliant in all material respects.

     We have made no investigation of any of our embedded systems, such as electrical, heating or telephones. However, if any year 2000 issues arose with respect to these systems, we do not expect that they would have any materially adverse effect on our business in the long term.

     Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, the purchasing patterns of advertisers may be affected by year 2000 issues as companies expend significant resources to correct their current systems for year 2000 compliance. These expenditures may result in reduced funds available for Web advertising, which could have a material adverse effect on our business, results of operations and financial condition.

     We do not presently have a contingency plan for handling year 2000 problems that are not detected and corrected prior to their occurrence. DBC has advised us that it has developed certain contingency options in the event of a failure due to year 2000 issues. Any failure to address any Year 2000 issue could adversely affect our business, financial condition and results of operations. If we are unable to utilize DoubleClick as a result of year 2000 issues, we believe we could either seek to obtain another vendor or deliver advertising using our own systems as we had in the past. However, we may not be able to replace DoubleClick with another vendor on reasonable terms, or if we delivered advertising ourselves, we would not be able to track or measure the advertising to the same extent as DoubleClick.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  Reports of Independent Accountants........................   35
  Balance Sheets as of December 31, 1998 and 1997...........   37
  Statements of Operations for the three-year periods ended
     December 31, 1998......................................   38
  Statements of Stockholders' Equity for each of the years
     in the two-year period ended December 31, 1998.........   39
  Statements of Cash Flows for the three-year periods ended
     December 31, 1998......................................   40
  Notes to Financial Statements.............................   41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MarketWatch.com, Inc.

     In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of MarketWatch.com, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from inception (October 29, 1997) through December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
February 12, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Data Broadcasting Corporation

     In our opinion, the accompanying statements of operations and of cash flows present fairly, in all material respects, the financial position of the DBC Online/News Business, a division of Data Broadcasting Corporation, and the results of its operations and its cash flows for the period from January 1, 1997 through October 28, 1997 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Business' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
June 15, 1998

                             MARKETWATCH.COM, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
Current assets:
  Cash......................................................  $    140,000    $         --
  Accounts receivable, net of allowances for doubtful
     accounts of $226,000, and $10,000, respectively........     1,586,000         224,000
  Prepaid expenses..........................................         2,000              --
                                                              ------------    ------------
          Total current assets..............................     1,728,000         224,000
Other assets................................................        11,000              --
Property and equipment, net.................................       932,000          13,000
Deferred offering costs.....................................     1,816,000              --
                                                              ------------    ------------
          Total assets......................................  $  4,487,000    $    237,000
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  1,969,000    $         --
  Accrued expenses..........................................     1,688,000          75,000
  Deferred revenue..........................................        14,000          10,000
  Advances from DBC.........................................     3,946,000              --
                                                              ------------    ------------
          Total current liabilities.........................     7,617,000          85,000
                                                              ------------    ------------
Commitments (Note 6)
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........            --              --
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 9,000,000 shares issued and outstanding....        90,000          90,000
  Additional paid-in capital................................    53,366,000      51,925,000
  Deferred compensation.....................................    (1,144,000)             --
  Contribution receivable...................................   (42,948,000)    (51,782,000)
  Accumulated deficit.......................................   (12,494,000)        (81,000)
                                                              ------------    ------------
          Total stockholders' equity (deficit)..............    (3,130,000)        152,000
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $  4,487,000    $    237,000
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                             MARKETWATCH.COM, INC.

                            STATEMENTS OF OPERATIONS

                                       MARKETWATCH.COM, INC. (NOTE 1)       DBC ONLINE/NEWS (NOTE 1)
                                   ----------------------------------    ---------------------------
                                                            INCEPTION     JANUARY 1,
                                                   (OCTOBER 29, 1997)           1997
                                     YEAR ENDED               THROUGH        THROUGH      YEAR ENDED
                                   DECEMBER 31,          DECEMBER 31,    OCTOBER 28,    DECEMBER 31,
                                           1998                  1997           1997            1996
                                   ------------    ------------------    -----------    ------------
Net revenues:
  Advertising (including $233,000
     from DBC for the year ended
     December 31, 1998)..........  $  5,115,000        $  320,000        $   690,000    $   303,000
  News to DBC....................     1,285,000           210,000                 --             --
  Subscription...................       627,000           100,000            482,000        304,000
                                   ------------        ----------        -----------    -----------
          Total net revenues.....     7,027,000           630,000          1,172,000        607,000
Cost of revenues:
  Advertising and news...........     2,398,000            92,000            391,000        280,000
  Subscription...................       439,000            56,000            269,000        171,000
                                   ------------        ----------        -----------    -----------
          Total cost of
            revenues.............     2,837,000           148,000            660,000        451,000
                                   ------------        ----------        -----------    -----------
Gross profit.....................     4,190,000           482,000            512,000        156,000
                                   ------------        ----------        -----------    -----------
Operating expenses:
  Product development............     1,468,000           186,000            885,000      1,159,000
  General and administrative.....     3,429,000           248,000            943,000        732,000
  Sales and marketing............    11,547,000           129,000             67,000        132,000
                                   ------------        ----------        -----------    -----------
          Total operating
            expenses.............    16,444,000           563,000          1,895,000      2,023,000
                                   ------------        ----------        -----------    -----------
Operating loss...................   (12,254,000)          (81,000)        (1,383,000)    (1,867,000)
Interest expense.................      (159,000)               --           (181,000)       (90,000)
                                   ------------        ----------        -----------    -----------
Loss before income tax benefit...   (12,413,000)          (81,000)        (1,564,000)    (1,957,000)
Income tax benefit...............            --                --            621,000        785,000
                                   ------------        ----------        -----------    -----------
Net loss.........................  $(12,413,000)       $  (81,000)       $  (943,000)   $(1,172,000)
                                   ============        ==========        ===========    ===========
Basic and diluted net loss per
  share..........................  $      (1.38)       $    (0.01)
                                   ============        ==========
Shares used in the calculation of
  basic and diluted net loss per
  share..........................     9,000,000         9,000,000
                                   ============        ==========

   The accompanying notes are an integral part of these financial statements.

                             MARKETWATCH.COM, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    COMMON STOCK
                                ---------------------   ADDITIONAL
                                            PAR VALUE     PAID-IN       DEFERRED     CONTRIBUTION   ACCUMULATED
                                 SHARES      AMOUNT       CAPITAL     COMPENSATION    RECEIVABLE      DEFICIT         TOTAL
                                ---------   ---------   -----------   ------------   ------------   ------------   -----------
Capital contribution
  receivable from DBC upon
  formation (Note 1)..........         --    $    --    $ 2,000,000   $        --    $ (2,000,000)  $         --   $        --
Capital contribution
  receivable from CBS upon
  formation (Note 1)..........         --         --     50,000,000            --     (50,000,000)            --            --
Issuance of shares to DBC and
  CBS at formation (Note 1)...  9,000,000     90,000        (90,000)           --              --             --            --
Cash contribution received
  from DBC....................         --         --             --            --         218,000             --       218,000
Fair value of services
  provided by DBC to the
  Company.....................         --         --         15,000            --              --             --        15,000
Net loss......................         --         --             --            --              --        (81,000)      (81,000)
                                ---------    -------    -----------   -----------    ------------   ------------   -----------
Balance at December 31,
  1997........................  9,000,000     90,000     51,925,000            --     (51,782,000)       (81,000)      152,000
Cash contribution received
  from DBC....................         --         --             --            --       1,782,000             --     1,782,000
Issuance of compensatory stock
  options to employees........         --         --      1,391,000    (1,391,000)             --             --            --
Amortization of deferred
  compensation................         --         --             --       247,000              --             --       247,000
Fair value of services
  provided by DBC to the
  Company.....................         --         --         50,000            --              --             --        50,000
Advertising received from
  CBS.........................         --         --             --            --       7,052,000             --     7,052,000
Net loss......................         --         --             --            --              --    (12,413,000)  (12,413,000)
                                ---------    -------    -----------   -----------    ------------   ------------   -----------
Balance at December 31,
  1998........................  9,000,000    $90,000    $53,366,000   $(1,144,000)   $(42,948,000)  $(12,494,000)  $(3,130,000)
                                =========    =======    ===========   ===========    ============   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                             MARKETWATCH.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                      MARKETWATCH.COM, INC. (NOTE 1)       DBC ONLINE/NEWS (NOTE 1)
                                      ------------------------------      ---------------------------
                                                         INCEPTION
                                                       (OCTOBER 29,       JANUARY 1,
                                                           1997)             1997
                                       YEAR ENDED         THROUGH           THROUGH       YEAR ENDED
                                      DECEMBER 31,     DECEMBER 31,       OCTOBER 28,    DECEMBER 31,
                                          1998             1997              1997            1996
                                      -------------    -------------      -----------    ------------
Cash flows used in operating
  activities:
  Net loss..........................  $(12,413,000)      $ (81,000)       $ (943,000)    $(1,172,000)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Provision for bad debt
       expense......................       216,000          10,000                --              --
     Depreciation and
       amortization.................       470,000              --            86,000          63,000
     Deferred income taxes..........            --              --           (73,000)        (29,000)
     Noncash charges from
       stockholders.................     7,102,000          15,000                --              --
     Changes in operating assets and
       liabilities:
       Accounts receivable..........    (1,578,000)       (234,000)            4,000        (178,000)
       Prepaid expenses and other
          current assets............       (13,000)             --           (64,000)        (16,000)
       Deferred offering costs......    (1,816,000)             --                --              --
       Accounts payable and accrued
          expenses..................     3,583,000          75,000            14,000           3,000
       Deferred revenue.............         4,000          10,000             2,000          14,000
                                      ------------       ---------        ----------     -----------
          Net cash used in operating
            activities..............    (4,445,000)       (205,000)         (974,000)     (1,315,000)
                                      ------------       ---------        ----------     -----------
Cash flows used in investing
  activities:
  Purchase of property and
     equipment......................    (1,143,000)        (13,000)          (90,000)       (158,000)
                                      ------------       ---------        ----------     -----------
Cash flows provided by financing
  activities:
  Contributions from DBC............     1,782,000         218,000                --              --
  Advances from DBC (Note 7)........     3,946,000              --         1,064,000       1,473,000
                                      ------------       ---------        ----------     -----------
          Net cash provided by
            financing Activities....     5,728,000         218,000         1,064,000       1,473,000
                                      ------------       ---------        ----------     -----------
Net change in cash..................       140,000              --                --              --
Cash at beginning of period.........            --              --                --              --
                                      ------------       ---------        ----------     -----------
Cash at end of period...............  $    140,000       $      --        $       --     $        --
                                      ============       =========        ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                             MARKETWATCH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS:

THE COMPANY

     MarketWatch.com, Inc. (the "Company"), a leading Web-based provider of comprehensive, real-time, business news, financial programming and analytic tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and is jointly owned by Data Broadcasting Corporation ("DBC") and CBS Broadcasting Inc. ("CBS") (collectively, the "Members"), with each Member owning 50% of the Company. The operations of the Company are governed by a limited liability company agreement dated October 29, 1997 (the "LLC Agreement"). The Company's Web site, CBS.MarketWatch.com, delivers a wide range of financial news and information, including real-time and delayed market prices of stocks, bonds, options and mutual funds and original news and commentary from financial and market analysts, economists and reporters, all of which is available to viewers. However, certain proprietary information and real-time market prices are available only through subscriptions to MarketWatch RT and MarketWatch Live products. The Company operates in one segment. In September 1998, the Company's Board of Directors authorized the reorganization of the limited liability company into a corporation effective immediately prior to the IPO. Upon the consummation of the reorganization, the corporation was authorized to issue 30,000,000 shares of $.01 par value Common Stock of which 9,000,000 shares were issued to the founding Members. The Company was also authorized to issue 5,000,000 shares of $.01 par value Preferred Stock. All share and per share data have been retroactively adjusted to reflect the reorganization. (See
Note 8).

     In connection with the formation of the limited liability company, the Company, CBS and DBC entered into a contribution agreement on October 29, 1997 (the "Contribution Agreement"), under which DBC was required to contribute to the Company $1.0 million in cash upon consummation of the Contribution Agreement, $1.0 million in cash on October 29, 1998 and DBC's existing "Online/News" business which primarily consists of customer contracts and intellectual property in return for its ownership position. CBS will provide $50 million of rate card amount advertising and promotions over a period of five years in return for its ownership position. Under the terms of the Stockholders Agreement, the $50 million rate card amount has been revised to $30 million upon completion of the IPO (See Note 8).

     In addition, CBS and the Company have entered into a license agreement dated October 29, 1997 (the "License Agreement") where CBS, in exchange for 30% of net advertising revenue, as defined, has granted to the Company the non-exclusive right and license to use certain CBS news content and registered trademarks, including the CBS "Eye" design, for five years ending October 29, 2002, subject to termination on the occurrence of certain events. In addition to the agreements above, the Company entered into a services agreement with DBC (the "Services Agreement"). Under the terms of the Services Agreement, DBC charges the Company for certain general services, the Company receives payment from DBC for supplying news and the Company receives a fee for licensing MarketWatch RT and MarketWatch Live, respectively (See Notes 7 and 8).

     Immediately prior to the closing of its IPO, the Company entered into a Stockholders' Agreement, Amended and Restated Services and License Agreements, a Registration Rights Agreement and a Revolving Credit Agreement. (See Note 8).

     The accompanying financial statements and related notes also reflect the carve-out historical results of operations and cash flows of the online and news business ("DBC Online/News" or "Business") of Data Broadcasting Corporation ("DBC"). The Statement of Operations includes all revenues and costs directly attributable to DBC Online/News, including costs for facilities, functions and services used by the Business at shared sites and allocations of costs for certain administrative functions and services performed by centralized departments within DBC. Cost have been allocated to the Business based on DBC management's estimate of costs attributable to the operation of the online and new business. Such costs are not necessarily indicative of the costs that would have been incurred if DBC Online/News had been a separate entity.

                             MARKETWATCH.COM, INC.

ACCOUNTING FOR THE INITIAL CAPITALIZATION OF THE COMPANY

     The Company has recorded DBC's equity contributions under the Contribution Agreement at the value of the cash contributed. DBC's contribution of the intellectual property of the Online/News business has been recorded at its historical carrying amount, which is zero. DBC contributed none of the tangible assets or liabilities of the Online/News business; only intellectual property. The Company has recorded the contribution of the Online/News business at its historical carrying amount since the fair value of the business is not objectively determinable by a corresponding contribution of monetary assets by CBS.

     As described above, CBS has committed to provide advertising and promotions over a five-year period in return for its ownership position. The Company has recorded the $50 million commitment by CBS as a contribution receivable and will reduce the receivable and record an expense based on the rate card amount of the advertising and promotion during the period provided. (See Note 7). Under the terms of the Stockholders Agreement, the Company recorded a $20 million reduction to the contribution receivable and additional paid-in capital upon completion of the IPO (See Note 8).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition

     The Company generates its revenues from three primary sources: the sale of advertising on the Company's Web site, subscriptions to premium services available through the Web site and the sale of news to DBC.

     Advertising revenue, derived from the sale of banner advertisements and sponsorships on the Company's Web site, is recognized ratably in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions," or times that an advertisement is viewed by users of the Company's Web site. Additionally, certain sponsorship agreements provide links to third-party Web sites and generate either fixed transaction fees for monthly access or variable fees which are dependent upon the number of transactions consummated at the third-party Web site by linked customers. Such amounts are recognized as revenue in the month earned.

     Subscription revenue relates to customer subscriptions to the DBC premium online services, MarketWatch RT and MarketWatch Live, which provide subscribers access to real time exchange data and premium analytical products and are sold through the Company's Web site. Subscriptions are charged to customers' credit cards and are billed in advance on a monthly basis. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

     Revenue related to the sale of news to DBC is recognized in the month the services are provided.

     Revenues from barter transactions are recognized in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29") during the period in which the advertisements are displayed on the Company's Web site. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. To date, barter transactions have been insignificant.

Property and equipment

     Property and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life, ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of their useful lives or the remaining lease term.

                             MARKETWATCH.COM, INC.

Basic and diluted net loss per share

     The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes all shares of common stock issuable upon exercise of employee stock options as the effect of the exercise would be antidilutive.

Product development costs

     Product development costs primarily consist of costs attributable to the development of new products and are expensed as incurred.

     The Company develops software which enables users to access information on its Web site and subscription services. Development costs incurred prior to technological feasibility are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of market availability of products are capitalized. Costs eligible for capitalization have been immaterial for all periods presented.

Promotion and advertising

     Advertising costs are expensed as incurred. Promotion and advertising provided by CBS under the Contribution Agreement, will be recognized as an expense and capital contribution during the period in which the services are provided based on the rate card value of such services (See Note 7). For the period from inception (October 29, 1997) through December 31, 1997 promotion and advertising services provided by CBS were not material. For the year ended December 31, 1998, $7,052,000 was expensed for promotion and advertising services provided by CBS.

Use of estimates in the financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

Concentrations of credit risk

     Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and accounts receivable. Management deposits all its cash with a single financial institution. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. Most of the Company's accounts receivable are from Internet-related businesses. As of December 31, 1997, four customers comprised 53% of gross accounts receivable. As of December 31, 1998, four customers comprised 21% of the gross accounts receivable balance. The fair value of accounts receivable approximates cost due to their short-term nature. Sales of news to DBC accounted for 33% and 18% of revenue for the period from inception (October 29, 1997) through December 31, 1997 and the year ended December 31, 1998, respectively.

Stock-based compensation

     The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and

                             MARKETWATCH.COM, INC.

complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

NOTE 3 -- BALANCE SHEET COMPONENTS:

     Property and equipment consists of the following:

                                                    DECEMBER 31,
                                                ---------------------
                                                   1998        1997
                                                ----------    -------
Computers and equipment.......................  $  628,000    $ 9,000
Leasehold improvements........................     300,000      4,000
Furniture and fixtures........................     228,000         --
                                                ----------    -------
                                                 1,156,000     13,000
Less accumulated depreciation and
  amortization................................    (224,000)        --
                                                ----------    -------
          Total property and equipment, net...  $  932,000    $13,000
                                                ==========    =======

     Allowance for doubtful accounts is as follows:

                                                              INCEPTION
                                                             (OCTOBER 29,
                                                                1997)
                                              YEAR ENDED       THROUGH
                                             DECEMBER 31,    DECEMBER 31,
                                                 1998            1997
                                             ------------    ------------
Balance at beginning of period.............    $ 10,000        $    --
Charged to expenses........................     216,000         10,000
Write-offs net of recoveries...............          --             --
                                               --------        -------
Balance at end of period...................    $226,000        $10,000
                                               ========        =======

NOTE 4 -- INCOME TAXES:

     The taxable loss of DBC Online/News for the year ended December 31, 1996 and period ended from January 1, 1997 through October 28, 1997 was included in the DBC consolidated tax returns. Separate income tax returns were not prepared or filed for DBC Online/News. For all periods presented, deferred income taxes and related tax expenses have been recorded by applying the asset and liability approach to each component of DBC Online/New as if it were a separate taxpayer. Under this approach, deferred tax assets and liabilities represent the expected future tax consequences of carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     The current tax benefit has been determined as if DBC Online/News was a separate taxpayer and is deemed to be receivable from DBC in the period it arose.

     The operating results of DBC Online/News were included in the consolidated tax returns of DBC. The methodology for allocating tax expense to DBC Online/News is set forth in Note 2. For all periods presented, tax losses generated by DBC Online/News were used to reduce DBC's taxable income, and therefore, have been reflected as a current tax benefit.

                             MARKETWATCH.COM, INC.

     The benefit for income taxes consists of the following:

                                             PERIOD FROM
                                           JANUARY 1, 1997
                                               THROUGH         YEAR ENDED
                                             OCTOBER 28,      DECEMBER 31,
                                                1997              1996
                                           ---------------    ------------
Current benefit:
  Federal................................     $426,000          $564,000
  State..................................      122,000           184,000
                                              --------          --------
                                               548,000           748,000

Deferred benefit:
  Federal................................       57,000            28,000
  State..................................       16,000             9,000
                                              --------          --------
                                                73,000            37,000
                                              --------          --------
                                              $621,000          $785,000
                                              ========          ========

     No benefit for federal and state income taxes is reported in the financial statements as the Company has elected to be taxed as a partnership prior to the reorganization of the limited liability company into a Corporation, which took effect immediately prior to the closing of the IPO (Note 8). Therefore, the federal and state tax effects of the Company's results of operations are recorded by the Members in their respective income tax returns.

     Subsequently, the Company will account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Had the Company applied the provision of SFAS No. 109 for the period from inception (October 1997) through December 31, 1998, the Company would have recorded a deferred tax asset, primarily from net operating loss carryforwards, and a full valuation allowance. Net operating loss carryforwards generated during the period would have been approximately $5,135,000.

NOTE 5 -- OPTIONS:

     The Members and the management committee of the LLC authorized options to purchase membership interests in the Company may be granted to officers and employees of the Company. For the year ended December 31, 1998, the Company recorded $1,391,000 of deferred compensation expense representing the difference between the deemed fair value by the Company's Board of Directors of the common stock on the date of grant and the option exercise price on the date of grant. Deferred compensation will be amortized over the three year vesting period of the options. During the year ended December 31, 1998, $247,000 of deferred compensation was recognized as expense. The fair market value of the membership interest is determined by the Board of Directors on the date of grant. In determining the fair market value of the membership interest on each grant date, the Board of Directors considered, among other things, the value of assets contributed to the Company from DBC, the Company's absolute and relative level of revenues and other operating results, the state of the Company's Website development, the absence of a public trading market for the Company's securities, the intensely competitive nature of the Company's market and the appreciation of stock values of a number of generally comparable Internet companies. Each option converted into an option to purchase the equivalent percentage of Common Stock upon the reorganization of the limited liability company into a

                             MARKETWATCH.COM, INC.

corporation, as discussed in Note 8. The following table reflects the option activity restated to reflect the reorganization.

                                                                    WEIGHTED
                                                                    AVERAGE      WEIGHTED
                                                       OPTIONS      EXERCISE     AVERAGE
                                                     OUTSTANDING     PRICE      FAIR VALUE
                                                     -----------    --------    ----------
Options granted at fair value for the periods from
  Inception (October 29, 1997) through December 31,
  1997.............................................    446,250       $ 4.09       $ 4.09
Options granted at fair value for the year ended
  December 31, 1998................................    231,500       $10.64       $10.64
Options granted below fair during the year ended
  December 31, 1998................................    198,000       $ 5.87       $12.89
Options cancelled for the year ended December 31,
  1998.............................................    (12,250)      $ 4.41       $ 4.41
                                                       -------
Options outstanding at December 31, 1998...........    863,500       $ 6.25       $ 7.86
                                                       =======

     At December 31, 1998, 636,500 options were available for future grant and 144,690 options were vested. The weighted average exercise price and weighted average remaining contractual life of the vested options are $4.00 and 8.43 years, respectively.

     The following table summarizes information about options outstanding at December 31, 1998:

                                                                     WEIGHTED
                                                                      AVERAGE      WEIGHTED
                                                                     REMAINING     AVERAGE
                                                       NUMBER       CONTRACTUAL    EXERCISE
                  EXERCISE PRICE                     OUTSTANDING       LIFE         PRICE
                  --------------                     -----------    -----------    --------
$ 4.00.............................................    563,500          8.93        $ 4.00
$ 6.00 - $ 8.50....................................    121,750          9.00        $ 7.92
$ 9.50 - $13.00....................................    132,500          9.32        $11.29
$14.00 - $16.00....................................     45,750          9.58        $15.01
                                                       -------
                                                       863,500          9.04        $ 6.25
                                                       =======

1998 Equity Incentive and Directors' Stock Option Plan

     In September 1998, the Board of Directors adopted, subject to stockholder approval, the 1998 Equity Incentive Plan (the "1998 Plan") and the 1998 Directors' Stock Option Plan (the "1998 Directors' Plan"). The 1998 Plan and 1998 Directors' Plan became effective upon the completion of the Company's IPO. An aggregate of 636,500 shares have been reserved for issuance under both plans.

FAIR VALUE DISCLOSURES

     The Company applies APB No. 25 and related Interpretations in accounting for its stock option plan. Had the Company's stock based compensation cost been determined based on the minimum value at the grant

                             MARKETWATCH.COM, INC.

date for awards under the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                              INCEPTION
                                                                          (OCTOBER 29, 1997)
                                                        YEAR ENDED             THROUGH
                                                       DECEMBER 31,          DECEMBER 31,
                                                           1998                  1997
                                                    ------------------    ------------------
Net loss:
  As reported.....................................     $(12,413,000)          $ (81,000)
                                                       ============           =========
  Pro forma.......................................     $(13,289,000)          $(118,000)
                                                       ============           =========
Net loss per share:
  As reported.....................................     $      (1.38)          $   (0.01)
                                                       ============           =========
  Pro forma.......................................     $      (1.48)          $   (0.01)
                                                       ============           =========

     The Company calculated the value of each option grant using the minimum value method with the following assumptions: no dividend yield, weighted average expected option term of 10 years: risk free interest rates of 5.8% to 5.7%, and 5.5% to 4.6% for the period from inception (October 29, 1997) through December 31, 1997 and for the year ended December 31, 1998, respectively and an expected volatility factor of 72%.

NOTE 6 -- COMMITMENTS:

     Beginning in April 1998, the Company subleases office space for its corporate headquarters in San Francisco, California from CBS. Rent expense under the sublease was $137,000 for the year December 31, 1998. Future annual minimum lease payments under the leases were as follows:

YEAR ENDING DECEMBER 31,
1999.....................................................     322,000
2000.....................................................     335,000
2001.....................................................     348,000
2002.....................................................     362,000
2003.....................................................      90,000
                                                           ----------
                                                           $1,457,000
                                                           ==========

     The Company has entered into employment agreements with two of its officers which expire in June 2001. Such agreements provide for minimum annual salary levels ranging from $200,000 to $240,000, as well as annual bonuses of up to 50% of the base salary.

     During August 1998, the Company entered into a license agreement with Yahoo! Inc. whereby the Company is required to provide news headlines, make payments for advertising and slotting of $870,000 through 1999 and remit referral fees monthly based on the number of click-throughs to the Company's web-site. Payments under the agreement for advertising are expensed in the period in which the advertising is provided. Payments for slotting fees are recognized ratably over the term of the agreement. Payments for referral fees are expensed in the month incurred. Expenses for the year ended December 31, 1998 under this agreement totaled $670,000. Upon completion of the Company's IPO, the minimum commitment increased from $870,000 over a twelve month period to $1.6 million over a twelve month period beginning on the first day of the month following the closing of the IPO.

     In September 1998, the Company amended its Web Site Linking and Data Services Agreement with News Alert, Inc. Under the amended agreement, beginning in September 1998, the Company is required to

                             MARKETWATCH.COM, INC.

pay a minimum of $20,000 per month over a twelve month period to News Alert, Inc. for co-branding and hosting charges.

     The Company maintains agreements with independent content providers for certain news, stock quotes and other information. The terms of these agreements are generally one year, with optional extension periods ranging from one to three years. At December 31, 1998 minimum payments under these agreements are $615,000.

NOTE 7 -- RELATED PARTY TRANSACTIONS:

     The accompanying DBC Online/News financial statements include costs for cash management, accounting, legal and network operations, that were provided to the Business by DBC, in addition to allocated costs for facility charges at shares sites, including rent and equipment usage. Costs for cash management accounting, legal and network operations have been allocated to the Business based on DBC management's estimated percentage of the time spent by DBC employees on the Business to total department time. The costs for facility charges are based on the percentage of usage by DBC Online/News to the overall costs. Such allocations are not necessarily indicative of the costs that would have been incurred if DBC Online/News had been a separate entity. However, management believes the differences between the allocated costs and cost to obtain such services from an outside third party would be insignificant.

     Charges allocated to DBC Online/News were $295,000 and $306,000 for the year ended December 31, 1996 and for the period from January 1, 1997 through October 28, 1997, respectively. For the year ended December 31, 1996, allocated charges of $160,000 and $135,000 were included in cost of revenues and general and administrative expenses, respectively. For the period from January 1, 1997 through October 28, 1997, allocated charges of $191,000 and $115,000 were included in cost of revenues and general and administrative expenses, respectively. Other expenses charged by DBC included in the Statement of Operations represent actual costs incurred by DBC which were directly attributable to the Business primarily include payroll and related costs, consulting, commissions, depreciation and access fees for information from various exchange markets.

     DBC funded the working capital requirements of the Business based upon a centralized cash management system. Interest on amounts due to DBC was charged at prime plus 2% (10.5% at October 28, 1997). Amounts due under the obligation to DBC were not assumed by MarketWatch upon formation. Subsequent to October 28, 1997, the amounts due to DBC would be reduced by cash collected by DBC on existing accounts receivable. Any remaining obligation has remained outstanding. Prior to the formation of the Company and contribution of the intellectual property (See Note 1), the Online/News business owed DBC $2.7 million. The amounts due under this intercompany obligation were not assumed by the Company.

     An analysis of DBC's owners net deficit for the Online/News business is as follows:

                                                       JANUARY 1, 1997
                                                           THROUGH            YEAR ENDED
                                                       OCTOBER 28, 1997    DECEMBER 31, 1996
                                                       ----------------    -----------------
Owners net deficit beginning balance.................    $(1,319,000)         $  (147,000)
Net loss.............................................       (943,000)          (1,172,000)
                                                         -----------          -----------
Owners net deficit ending balance....................    $(2,262,000)         $(1,319,000)
                                                         ===========          ===========

     Under the LLC Agreement, DBC will advance the Company up to an aggregate of $5,000,000 through October 29, 2000. Borrowings bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% (9.75% at December 31, 1998) and are repayable at such time as the Company has sufficient cash, as determined by the Members.

                             MARKETWATCH.COM, INC.

     An analysis of the advances from DBC to the Company are as follows:

                                                                              INCEPTION
                                                                          (OCTOBER 29, 1997)
                                                        YEAR ENDED             THROUGH
                                                     DECEMBER 31, 1998    DECEMBER 31, 1997
                                                     -----------------    ------------------
Balance as of the beginning of the Period..........     $        --           $      --
Expenses paid by DBC on behalf of the Company......       9,483,000             538,000
Expenses allocated by DBC to the Company...........         755,000              70,000
Royalty fees to DBC................................         158,000              16,000
News revenue from DBC..............................      (1,285,000)           (210,000)
Web advertising revenue from DBC...................        (340,000)                 --
Receivables collected by DBC on behalf of the
  Company..........................................        (995,000)           (196,000)
Interest payable on advances from DBC..............         164,000                  --
Cash advances (payments) From DBC, net.............      (2,212,000)                 --
Cash contributions.................................      (1,782,000)           (218,000)
                                                        -----------           ---------
Balance as of the end of the period................     $ 3,946,000           $      --
                                                        ===========           =========

     The majority of expenditures and liabilities of the Company were incurred by DBC and directly charged to the Company. These direct charges totaled $538,000 for the period from inception (October 29, 1997) through December 31, 1997 and $9,483,000 for the year ended December 31, 1998. Direct charges primarily consist of payroll and related costs, consulting, commissions and access fees for information from various exchange markets. Additionally, under the terms of a Services Agreement dated October 29, 1997, DBC will provide the Company with certain general services which include cash management, accounting, network operations and hosting of the Company's Web pages and data feeds. Charges for these services and equipment usage are allocated based upon DBC management's estimate of costs attributable to the operations of MarketWatch.com. Such fees totaled $70,000 for the period from inception (October 29, 1997) through December 31, 1997 and $755,000 for the year ended December 31, 1998.

     The Company is required by the Services Agreement to share net revenue from its current subscription services with DBC. The Services Agreement requires DBC to pay the Company 25% and 75% of the Net Revenues of MarketWatch RT and MarketWatch Live, respectively. The Services Agreement defines "Net Revenues" as gross subscription fees collected, less various direct costs. These direct charges included in cost of revenue and totaled $16,000 for the period from inception (October 29, 1997) through December 31, 1997 and $200,000 for the year ended December 31, 1998.

     The Services Agreement also provides for the Company to sell its proprietary news and commentary to DBC in exchange for a fee based on the number of DBC subscribers. These fees amounted to $210,000 for the period from inception (October 29, 1997) through December 31, 1997 and $1,285,000 for the year ended December 31, 1998. For the five years ending October 29, 2002, these fees are subject to a monthly minimum of $100,000.

     DBC provided office space at various facilities to the Company through June 30, 1998. The Company has recorded rent expense of $15,000 for the period from inception (October 29, 1997) through December 31, 1997 and $50,000 for the year ended December 31, 1998 related to the rent provided by DBC based upon an allocation methodology using its occupancy percentage and the rental amount paid by DBC. Management believes the allocation methodology to be reasonable. Such amounts have been recorded as capital contributions.

     Under the Amended License Agreement, the Company is required to pay to CBS 8% on certain net advertising revenues, as defined, in excess of the first $1,000,000 as compensation for licensing CBS' news content and trademarks. No amounts have been accrued under the agreement for the period from inception (October 29,

                             MARKETWATCH.COM, INC.

1997) through December 31, 1997. $307,000 has been accrued at December 31, 1998 under the License Agreement.

     Under the terms of the Contribution Agreement, CBS will provide advertising and promotions over a five year period. The Company will record an expense at the time the advertising and promotion is provided based on the rate card value. The Company has recorded advertising expense of $7,052,000 at rate card value for the year ended December 31, 1998 related to advertising and promotion provided by CBS. As of December 31, 1998, CBS is committed to provide $22,948,000 rate card amount of advertising and promotions, upon execution of the Stockholders' Agreement prior to closing the IPO (See Note 8).

     An executive of the Company is also a member of the Board of Directors of a customer. For the period from inception (October 29, 1997) through December 31, 1997, $40,000 of advertising revenues were attributable to this customer. For the year ended December 31, 1998, $80,000 of advertising revenues were attributable to this customer.

     CBS provides office space at its facility in New York and association with the CBS name to the Company in exchange for access to certain news content and news personnel. The Company has not recorded any revenue or expense for this barter transaction for the periods presented because such amounts are insignificant.

     Under the terms of an insertion order, DBC has committed to purchase approximately $225,000 of advertising from the Company in 1998 and approximately $500,000 of advertising from the Company in each of 1999 and 2000. At December 31, 1998, DBC had purchased $233,000 of advertising under the insertion order. This commitment may be terminated by DBC on 30 days' notice.

NOTE 8 -- SUBSEQUENT EVENTS:

Initial Public Offering

     In January 1999, the Company completed an initial public offering of 3,162,500 shares of common stock at $17 per share. The following table sets forth the Company advances from DBC and stockholders equity (deficit) as of December 31, 1998 (i) on an actual basis, and (ii) as adjusted to give effect to the sale of the 3,162,500 shares of Common Stock at $17 per share less the underwriters discount and deferred offering costs and the reduction of the advertising commitment from CBS.

                                                                 DECEMBER 31, 1998
                                                              ------------------------
                                                               ACTUAL      AS ADJUSTED
                                                              ---------    -----------
                                                                   (IN THOUSANDS)
Advances from DBC...........................................  $  3,946      $     --
                                                              --------      --------
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding actual and
     as adjusted............................................        --            --
  Common stock, $0.01 par value; 30,000,000 shares
     authorized; 9,000,000 shares issued and outstanding
     actual; 12,162,500 shares issued and outstanding as
     adjusted...............................................        90           122
  Additional paid-in capital................................    53,366        81,518
  Deferred compensation.....................................    (1,144)       (1,144)
  Contribution receivable...................................   (42,948)      (22,948)
  Accumulated deficit.......................................   (12,494)      (12,494)
                                                              --------      --------
          Total stockholders' equity (deficit)..............  $ (3,130)     $ 45,054
                                                              ========      ========

Stockholders' Agreement

     In January 1999, the Company entered into a Stockholders' Agreement ("Stockholders' Agreement"). Under the terms of the Stockholders' Agreement, CBS reduced the advertising commitment from the Contribution Agreement to an aggregate rate card amount $30 million in return for a change in the percentage royalty under the

                             MARKETWATCH.COM, INC.

License Agreement, extension of the License Agreement to 2005 and modification to certain non competition provisions. Additionally, both CBS and DBC will have a right of first refusal in the event either party desires to sell any securities of the Company to a third party or if the Company issues new securities.

CBS License Agreement Amendment

     In January 1999, the Company and CBS entered into an Amended and Restated License Agreement (the "Amended and Restated License") which superseded and replaced the License Agreement. The Amended and Restated License became effective immediately prior to the IPO and was not retroactively applied. Under the Amended and Restated License, in return for the right to use the CBS name and logo as well as the CBS Television Network news content, the Company will be obligated to pay a royalty to CBS of: (i) during 1998, (A) 8% of Gross Revenues in excess of $1.0 million and up to and including $51.0 million and (B) 6% of Gross Revenues in excess of $51.0 million, (ii) during 1999, (A) 8% of Gross Revenues in excess of $500,000 and up to and including $50.5 million and (B) 6% of Gross Revenues in excess of $50.5 million, and (iii) in subsequent years through the termination of the License Agreement on October 29, 2005, (A) 8% of Gross Revenues up to and including $50.0 million and (B) 6% of Gross Revenues in excess of $50.0 million. CBS will have the right to terminate the agreement in certain circumstances, including breach of a material term or condition of the agreement, insolvency, bankruptcy or other similar proceeding, discontinuance of use of the MarketWatch logo without providing an acceptable substitute, or acquisition or issuance of certain percentages of the Company's Common Stock or voting power by or to a CBS competitor. In addition, CBS will retain significant editorial control over the use and presentation of the CBS news content and the CBS logo and has the ability to prevent the Company from displaying certain types of content which are unacceptable to CBS. The Amended and Restated License will expire on October 29, 2005.

     The terms of the Amended and Restated License will not prohibit CBS from licensing its name and logo to certain other Web sites or Internet services. CBS is also not prohibited from licensing its news content to, or investing in, another Web site or Internet service.

DBC Services Agreement Amendment

     In January 1999, the Company and DBC entered into an Amended and Restated Services Agreement (the "Amended Services Agreement) which supersedes and replaces the Services Agreement. Under the Amended Services Agreement, DBC will provide the Company with hosting services, software programming assistance, data feeds, communications lines, office space and related facilities, network operations and Web site management services as well as certain administrative and engineering services if requested by the Company. The Amended Services Agreement provides for DBC to grant the Company certain nonexclusive licenses to its data and information feeds and provide for certain network Website hosting performance standards. DBC will also pay the Company a monthly per subscriber fee ranging from $2.50 to $5.00, subject to a monthly minimum of $100,000 through October 2002, for delivery of the Company's news to all DBC subscribers, as defined. The term of the Amended Services Agreement will expire on October 29, 2005.

Revolving Credit Agreement

     In January 1999, the Company and DBC entered into a Revolving Credit Agreement (the "Credit Agreement") whereby DBC will be obligated to loan the Company up to $5.0 million through October 2000. Borrowings under the Credit Agreement will be unsecured and bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2%. All previous advances under the LLC Agreement from DBC, will be included against the borrowings under the Credit Agreement. This Credit Agreement will supercede DBC's loan obligation under the LLC Agreement described in Note 7.

Registration Rights Agreement

     In January 1999, the Company, CBS and DBC entered into a Registration Rights Agreement ("Registration Agreement"). CBS and DBC, and their affiliates and permitted transferees will have certain registration rights for the securities of the Company held by them under the Registration Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that we will have filed our definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, and certain information is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to our directors is set forth under the caption "Proposal No. 1 -- Election of Directors" in our definitive Proxy Statement (the "Proxy Statement") in connection with the Annual Meeting of Stockholders to be held in May 1999. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth under the caption "Executive Compensation -- Certain Transactions" in the Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     [See index on Item 8]

     2. Financial Statement Schedule.

     All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

     3. List of Exhibits.

     The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K.

     None.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                                          MarketWatch.com, Inc.

                                          By:      /s/ LARRY S. KRAMER
                                            ------------------------------------
                                                      Larry S. Kramer
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ LARRY S. KRAMER                   President, Chief Executive       March 31, 1999
-----------------------------------------------------  Officer and Director (Principal
                   Larry S. Kramer                     Executive Officer)

                /s/ J. PETER BARDWICK                  Chief Financial Officer and      March 31, 1999
-----------------------------------------------------  Secretary (Principal Financial
                  J. Peter Bardwick                    Officer)

                  /s/ JOE BRICHLER                     Controller (Principal            March 31, 1999
-----------------------------------------------------  Accounting Officer)
                    Joe Brichler

                /s/ JAMES A. DEPALMA                   Director                         March 31, 1999
-----------------------------------------------------
                  James A. DePalma

               /s/ ALAN J. HIRSCHFIELD                 Director                         March 31, 1999
-----------------------------------------------------
                 Alan J. Hirschfield

                /s/ ALLAN R. TESSLER                   Director                         March 31, 1999
-----------------------------------------------------
                  Allan R. Tessler

                /s/ MARK F. IMPERIALE                  Director                         March 31, 1999
-----------------------------------------------------
                  Mark F. Imperiale

                /s/ MICHAEL H. JORDAN                  Director                         March 31, 1999
-----------------------------------------------------
                  Michael H. Jordan

                 /s/ ANDREW HEYWARD                    Director                         March 31, 1999
-----------------------------------------------------
                   Andrew Heyward

                  /s/ ROBERT LESSIN                    Director                         March 31, 1999
-----------------------------------------------------
                    Robert Lessin

                  /s/ DANIEL MASON                     Director                         March 31, 1999
-----------------------------------------------------
                    Daniel Mason

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
 2.01      Merger Agreement dated January 13, 1999, entered into by
           MarketWatch.com, LLC (the "LLC") and the Registrant
 3.01      Registrant's Amended and Restated Certificate of
           Incorporation
 3.02      Registrant's Bylaws, which are incorporated herein by
           reference to the Registrant's Registration Statement on Form
           S-1 (File No. 333-65569) filed with the Securities and
           Exchange Commission (the "SEC") on October 13, 1998 (the
           "Registration Statement.").
 4.01      Form of Specimen Stock Certificate for Registrant's Common
           Stock, which is incorporated herein by reference to the
           Registration Statement
 4.02      Registration Rights Agreement dated January 13, 1999,
           entered into among the Registrant, CBS Broadcasting Inc.
           (formerly known as CBS Inc.) ("CBS") and Data Broadcasting
           Corporation ("DBC").
 4.03      Stockholders' Agreement dated January 13, 1999, entered into among the Registrant, the LLC, CBS and DBC.
10.01      Form of Indemnity Agreement entered into by Registrant with each of its directors, which is incorporated herein by
           reference to the Registrant's Amendment No. 3 to the
           Registration Statement, filed with the SEC on January 13,
           1999.
10.02      Limited Liability Company Agreement of the LLC, dated
           October 29, 1997, between CBS and DBC, which is incorporated by reference to the Registration Statement.
10.03      Contribution Agreement dated October 29, 1997 among the LLC,
           CBS and DBC, which is incorporated by reference to the
           Registration Statement.
10.04      License Agreement dated October 29, 1997 between the LLC and
           CBS, which is incorporated by reference to the Registration
           Statement.
10.05      Services Agreement dated October 29, 1997 between the LLC
           and DBC, which is incorporated by reference to the
           Registration Statement.
10.06      Lease dated as of August 27, 1998 between the Registrant and
           CBS Corporation, which is incorporated by reference to the
           Registration Statement.
10.07      Amended and Restated License Agreement dated January 13,
           1999, entered into by and between the Registrant and CBS.
10.08      Amended and Restated Services Agreement dated January 13,
           1999, entered into by and between the Registrant and DBC.
10.09      Revolving Credit Agreement dated January 13, 1999, entered into by and between the Registrant and DBC, together with
           Revolving Promissory Note dated January 13, 1999, made by
           the Registrant in favor of DBC.
10.10*     Form of Non-Plan Option, which is incorporated herein by
           reference to the Registration Statement.
10.11*     Registrant's 1998 Directors Stock Option Plan, which is
           incorporated herein by reference to the Registration
           Statement.
10.12*     Registrant's 1998 Equity Incentive Plan, which is
           incorporated herein by reference to Amendment No. 2 to the
           Registration Statement, filed December 16, 1998.
10.13*     Employment Agreement dated as of July 1, 1998 between the
           Registrant and Lawrence Kramer, which is incorporated herein by reference to the Registration Statement.
10.14*     Employment Agreement dated as of July 1, 1998 between the
           Registrant and J. Peter Bardwick, which is incorporated
           herein by reference to the Registration Statement.
10.15      Insertion Order dated as of August 25, 1998 between DBC and the LLC, which is incorporated herein by reference to the
           Registration Statement.
27.01      Financial Data Schedule (EDGAR Version Only).

---------------
* Indicates a management contract or compensatory plan or arrangement.