Form 10-K/A
period 1998-12-31
MARKETWATCH COM INC
filed 1999-04-21
CIK 1068969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              ------
  Reports of Independent Accountants........................  30, 31
  Balance Sheets as of December 31, 1998 and 1997...........      32
  Statements of Operations for the three-year periods ended
     December 31, 1998......................................      33
  Statements of Stockholders' Equity for each of the years
     in the two-year period ended December 31, 1998.........      34
  Statements of Cash Flows for the three-year periods ended
     December 31, 1998......................................      35
  Notes to Financial Statements.............................      36

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

(b) Reports on Form 8-K.

     None.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of April, 1999.

                                          MarketWatch.com, Inc.

                                          By:      /s/ LARRY S. KRAMER
                                            ------------------------------------
                                                      Larry S. Kramer
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                 /s/ LARRY S. KRAMER                   President, Chief Executive        April 21, 1999
-----------------------------------------------------  Officer and Director (Principal
                   Larry S. Kramer                     Executive Officer)

                /s/ J. PETER BARDWICK                  Chief Financial Officer and       April 21, 1999
-----------------------------------------------------  Secretary (Principal Financial
                  J. Peter Bardwick                    Officer)

                  /s/ JOE BRICHLER                     Controller (Principal Accounting  April 21, 1999
-----------------------------------------------------  Officer)
                    Joe Brichler

                /s/ JAMES A. DEPALMA                   Director                          April 21, 1999
-----------------------------------------------------
                  James A. DePalma

               /s/ ALAN J. HIRSCHFIELD                 Director                          April 21, 1999
-----------------------------------------------------
                 Alan J. Hirschfield

                /s/ ALLAN R. TESSLER                   Director                          April 21, 1999
-----------------------------------------------------
                  Allan R. Tessler

                /s/ MARK F. IMPERIALE                  Director                          April 21, 1999
-----------------------------------------------------
                  Mark F. Imperiale

                /s/ MICHAEL H. JORDAN                  Director                          April 21, 1999
-----------------------------------------------------
                  Michael H. Jordan

                 /s/ ANDREW HEYWARD                    Director                          April 21, 1999
-----------------------------------------------------
                   Andrew Heyward

                  /s/ ROBERT LESSIN                    Director                          April 21, 1999
-----------------------------------------------------
                    Robert Lessin

                  /s/ DANIEL MASON                     Director                          April 21, 1999
-----------------------------------------------------
                    Daniel Mason

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
 2.01+     Merger Agreement dated January 13, 1999, entered into by
           MarketWatch.com, LLC (the "LLC") and the Registrant
 3.01+     Registrant's Amended and Restated Certificate of
           Incorporation
 3.02      Registrant's Bylaws, which are incorporated herein by
           reference to the Registrant's Registration Statement on Form
           S-1 (File No. 333-65569) filed with the Securities and
           Exchange Commission (the "SEC") on October 13, 1998 (the
           "Registration Statement.").
 4.01      Form of Specimen Stock Certificate for Registrant's Common
           Stock, which is incorporated herein by reference to the
           Registration Statement
 4.02+     Registration Rights Agreement dated January 13, 1999,
           entered into among the Registrant, CBS Broadcasting Inc.
           (formerly known as CBS Inc.) ("CBS") and Data Broadcasting
           Corporation ("DBC").
 4.03+     Stockholders' Agreement dated January 13, 1999, entered into among the Registrant, the LLC, CBS and DBC.
10.01      Form of Indemnity Agreement entered into by Registrant with each of its directors, which is incorporated herein by
           reference to the Registrant's Amendment No. 3 to the
           Registration Statement, filed with the SEC on January 13,
           1999.
10.02      Limited Liability Company Agreement of the LLC, dated
           October 29, 1997, between CBS and DBC, which is incorporated by reference to the Registration Statement.
10.03      Contribution Agreement dated October 29, 1997 among the LLC,
           CBS and DBC, which is incorporated by reference to the
           Registration Statement.
10.04      License Agreement dated October 29, 1997 between the LLC and
           CBS, which is incorporated by reference to the Registration
           Statement.
10.05      Services Agreement dated October 29, 1997 between the LLC
           and DBC, which is incorporated by reference to the
           Registration Statement.
10.06      Lease dated as of August 27, 1998 between the Registrant and
           CBS Corporation, which is incorporated by reference to the
           Registration Statement.
10.07+     Amended and Restated License Agreement dated January 13,
           1999, entered into by and between the Registrant and CBS.
10.08+     Amended and Restated Services Agreement dated January 13,
           1999, entered into by and between the Registrant and DBC.
10.09+     Revolving Credit Agreement dated January 13, 1999, entered into by and between the Registrant and DBC, together with
           Revolving Promissory Note dated January 13, 1999, made by
           the Registrant in favor of DBC.
10.10*     Form of Non-Plan Option, which is incorporated herein by
           reference to the Registration Statement.
10.11*     Registrant's 1998 Directors Stock Option Plan, which is
           incorporated herein by reference to the Registration
           Statement.
10.12*     Registrant's 1998 Equity Incentive Plan, which is
           incorporated herein by reference to Amendment No. 2 to the
           Registration Statement, filed December 16, 1998.
10.13*     Employment Agreement dated as of July 1, 1998 between the
           Registrant and Lawrence Kramer, which is incorporated herein by reference to the Registration Statement.
10.14*     Employment Agreement dated as of July 1, 1998 between the
           Registrant and J. Peter Bardwick, which is incorporated
           herein by reference to the Registration Statement.
10.15      Insertion Order dated as of August 25, 1998 between DBC and the LLC, which is incorporated herein by reference to the
           Registration Statement.
27.01+     Financial Data Schedule (EDGAR Version Only).

---------------
* Indicates a management contract or compensatory plan or arrangement.

+ Previously filed as an exhibit to Form 10-K filed on March 31, 1999.