Form 10-Q
period 1999-03-31
MARKETWATCH COM INC
filed 1999-05-17
CIK 1068969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 000-25113

                              MARKETWATCH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     94-3315360
---------------------------------           ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

               825 BATTERY STREET, SAN FRANCISCO, CALIFORNIA 94111

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 733-0500


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days:   Yes[X]   No[ ]

The number of shares of the Registrants' Common Stock outstanding as of April 30, 1999 was 12,162,500.

                              MarketWatch.com, Inc.

       Quarterly Report on Form 10-Q for the Period Ended March 31, 1999

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                            PAGE NO.
Item 1.   Interim Condensed Financial Statements:

          Condensed Balance Sheets at March 31, 1999 and
              December 31, 1998 ............................................  3

          Statements of Operations for the three months ended
              March 31, 1999 and 1998 ......................................  4

          Statements of Cash Flows for the three months ended
                March 31, 1999 and 1998 ....................................  5

          Notes to Financial Statements ....................................  6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..........................  9

Item 3.   Quantative and Qualitative disclosures About Market Risk ......... 23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................ 23

Item 2.   Changes in Securities and Use of Proceeds ........................ 23

Item 3.   Defaults Upon Senior Securities .................................. 24

Item 4.   Submission of Matters to a Vote of Security Holders .............. 24

Item 5.   Other Information ................................................ 24

Item 6.   Exhibits and Reports on Form 8-K ................................. 24

Signatures                                                                   25

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              MARKETWATCH.COM, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                   MARCH 31,         DECEMBER 31,
                                                     1999                1998
                                                  -----------        -----------
Current assets:
  Cash and cash equivalents.....................  $42,323,000        $   140,000
  Accounts receivable, net......................    1,752,000          1,586,000
  Prepaid expenses..............................      410,000              2,000
                                                  -----------        -----------
          Total current assets..................   44,485,000          1,728,000
Other assets ...................................       19,000             11,000
Property and equipment, net.....................    1,150,000            932,000
Deferred offering costs.........................           --          1,816,000
                                                  -----------        -----------
          Total assets..........................  $45,654,000        $ 4,487,000
                                                  ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..............................  $ 2,885,000        $ 1,969,000
  Accrued expenses..............................      849,000          1,688,000
  Deferred revenue..............................       16,000             14,000
  Advances from DBC.............................           --          3,946,000
                                                  -----------        -----------
          Total current liabilities.............    3,750,000          7,617,000
                                                  -----------        -----------

Stockholders' equity (deficit):
  Preferred stock...............................           --                 --
  Common stock..................................      122,000             90,000
  Additional paid-in capital....................   81,166,000         53,366,000
  Deferred compensation.........................   (1,028,000)        (1,144,000)
  Contribution receivable.......................  (19,793,000)       (42,948,000)
  Accumulated deficit...........................  (18,563,000)       (12,494,000)
                                                  -----------        -----------
          Total stockholders' equity (deficit)..   41,904,000         (3,130,000)
                                                  -----------        -----------
          Total liabilities and
             stockholders' equity (deficit).....  $45,654,000        $ 4,487,000
                                                  ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                              MARKETWATCH.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   MARCH 31,          MARCH 31,
                                                     1999                1998
                                                  -----------        -----------
Net revenues:
  Advertising (including $125,000 and $0 from
     DBC for the three months ended March 31,
     1999 and 1998, respectively)...............  $ 2,631,000        $   696,000
  News to DBC...................................      365,000            311,000
  Subscription..................................      151,000            169,000
                                                  -----------        -----------
          Total net revenues....................    3,147,000          1,176,000
Cost of revenues:
  Advertising and news..........................    1,061,000            186,000
  Subscription..................................      140,000             94,000
                                                  -----------        -----------
          Total cost of revenues................    1,201,000            280,000
                                                  -----------        -----------
Gross profit....................................    1,946,000            896,000
                                                  -----------        -----------
Operating expenses:
  Product development...........................      627,000            236,000
  General and administrative....................    1,550,000            532,000
  Sales and marketing ..........................    6,221,000          1,877,000
                                                  -----------        -----------
          Total operating expenses..............    8,398,000          2,645,000
                                                  -----------        -----------
Loss from operations............................   (6,452,000)        (1,749,000)
Interest income (expense).......................      383,000             (7,000)
                                                  -----------        -----------
Net loss........................................  $(6,069,000)       $(1,756,000)
                                                  ===========        ===========
Basic and diluted net loss per share............  $      (.52)       $     (0.20)
                                                  ===========        ===========
Shares used in the calculation of basic and
  diluted net loss per share....................   11,635,000          9,000,000
                                                  ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                              MARKETWATCH.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   MARCH 31,          MARCH 31,
                                                     1999                1998
                                                  -----------        -----------
Cash flows used in operating activities:
  Net loss......................................  $(6,069,000)       $(1,756,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Provision for bad debt expense............      (32,000)            40,000
      Depreciation and amortization.............      222,000              3,000
      Noncash charges from stockholders.........    3,155,000          1,534,000
      Changes in operating assets and liabilities:
         Accounts receivable....................     (134,000)          (445,000)
         Prepaid expenses and other
           current assets.......................     (416,000)                --
         Accounts payable and accrued expenses..    1,893,000           (100,000)
         Deferred revenue.......................        2,000              1,000
                                                  -----------        -----------
           Net cash used in operating
             activities.........................   (1,379,000)          (723,000)
                                                  -----------        -----------
Cash flows used in investing activities:
  Purchase of property and equipment............     (324,000)           (89,000)
                                                  -----------        -----------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock, net...   47,832,000                 --
  Contributions from DBC........................           --          1,000,000
  Advances from DBC (note 3)....................   (3,946,000)           120,000
                                                  -----------        -----------
           Net cash provided by financing
             Activities.........................   43,886,000          1,120,000

Net change in cash..............................   42,183,000            308,000
                                                  -----------        -----------
Cash at beginning of period.....................      140,000                 --
                                                  -----------        -----------
Cash at end of period...........................  $42,323,000        $   308,000
                                                  ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                             MARKETWATCH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as amended by Form 10-K/A.

THE COMPANY

     MarketWatch.com, Inc. (the "Company"), a leading Web-based provider of comprehensive, real-time, business news, financial programming and analytic tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation ("DBC") and CBS Broadcasting Inc. ("CBS") (collectively, the "Members"), with each of them owning a 50% interest in the Company.

     In connection with the formation of the limited liability company, the Company, CBS and DBC entered into a contribution agreement on October 29, 1997 (the "Contribution Agreement"), under which DBC contributed to the Company $1.0 million in cash upon consummation of the Contribution Agreement, $1.0 million in cash on October 29, 1998 and DBC's existing "Online/News" business which primarily consisted of customer contracts and intellectual property in return for its ownership interest. CBS agreed to provide $50 million of rate card amount advertising and promotions over a period of five years in return for its ownership interest.

     In addition, CBS and the Company entered into a license agreement dated October 29, 1997 (the "License Agreement") where CBS, in exchange for 30% of net advertising revenue, as defined, granted to the Company the non-exclusive right and license to use certain CBS news content and registered trademarks, including the CBS "Eye" design, for five years ending October 29, 2002, subject to termination on the occurrence of certain events. In addition to the agreements above, the Company entered into a services agreement with DBC (the "Services Agreement"). Under the terms of the Services Agreement, DBC charges the Company for certain general services, the Company receives payment from DBC for supplying news and the Company receives a fee for licensing MarketWatch RT and MarketWatch Live.

     In January 1999, the Company completed an initial public offering ("IPO") of 3,162,500 shares of common stock at $17 per share. Total proceeds to the Company were approximately $48 million, net of offering costs. Immediately prior to the completion of the IPO, the Company was reorganized from a limited liability corporation to a corporation. All share and per share data have been retroactively adjusted to reflect the reorganization.

NOTE 2 -- AGREEMENTS WITH CBS AND DBC

     In January 1999, the Company entered into a Stockholders' Agreement ("Stockholders' Agreement"). Under the terms of the Stockholders' Agreement, CBS reduced the advertising commitment from the Contribution Agreement to an aggregate rate card amount of $30 million in return for a change in the royalty rate payable under the License Agreement, extension of the License Agreement to 2005 and modification to certain non competition provisions. Additionally, both CBS and DBC will have a right of first refusal in the event either party desires to sell any securities of the Company to a third party or if the Company issues new securities.

     In January 1999, the Company and CBS entered into an Amended and Restated License Agreement (the "Amended and Restated License") which superseded and replaced the License Agreement. The Amended and Restated License became effective immediately prior to the IPO. Under the Amended and Restated License, in return for the right to use the CBS name and logo as well as the CBS Television Network news content, the Company will be obligated to pay a royalty to CBS of: (i) during 1999, (A) 8% of Gross Revenues in excess of $500,000 and up to and including $50.5 million and (B) 6% of Gross Revenues in excess of $50.5 million, and (ii) in subsequent years through the termination of the License Agreement on October 29, 2005, (A) 8% of Gross Revenues up to and including $50.0 million and (B) 6% of Gross Revenues in excess of $50.0 million. CBS will have the right to terminate the agreement in certain circumstances, including breach of a material term or condition of the agreement, insolvency, bankruptcy or other similar proceeding, discontinuance of use of the MarketWatch logo without providing an acceptable substitute, or acquisition or issuance of certain percentages of the Company's Common Stock or voting power by or to a CBS competitor. In addition, CBS will retain significant editorial control over the use and presentation of the CBS news content and the CBS logo and has the ability to prevent the Company from displaying certain types of content which are unacceptable to CBS. The Amended and Restated License will expire on October 29, 2005.

     Gross Revenues means gross operating revenues that are derived from an Internet service or Web site that:

     -  provides information or services of a financial nature; or

     -  uses the CBS trademarks licensed to MarketWatch.com.

Gross Revenues excludes revenues from DBC, an amount equal to certain commissions paid to sales representatives and an amount equal to certain revenues attributable to an acquired company's results of operations for the 12 months prior to the acquisition.

     The terms of the Amended and Restated License will not prohibit CBS from licensing its name and logo to another Web site or Internet service that does not have as its primary function and its principal theme and format the delivering of comprehensive real-time or delayed stock market quotations and financial news in the English language to consumers. CBS is also not prohibited from licensing its news content to, or investing in, another Web site or Internet service.

     In January 1999, the Company and DBC entered into an Amended and Restated Services Agreement (the "Amended Services Agreement") which supersedes and replaces the Services Agreement. Under the Amended Services Agreement, DBC will provide the Company with hosting services, software programming assistance, data feeds, communications lines, office space and related facilities, network operations and Web site management services as well as certain administrative and engineering services if requested by the Company. The Amended Services Agreement provides for DBC to grant the Company certain nonexclusive licenses to its data and information feeds and provides for certain network Website hosting performance standards. DBC will also pay the Company a monthly per subscriber fee ranging from $2.50 to $5.00, subject to a monthly minimum of $100,000 through October 2002, for delivery of the Company's news to all DBC subscribers, as defined. The Company is also required to pay DBC 25% and 75% of subscription revenues for MarketWatch RT and MarketWatch Live, respectively. The term of the Amended Services Agreement will expire on October 29, 2005.

     In January 1999, the Company and DBC entered into a Revolving Credit Agreement (the "Credit Agreement") whereby DBC will be obligated to loan the Company up to $5.0 million through October 2000. Borrowings under the Credit Agreement will be unsecured and bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2%. All previous advances from DBC under the Limited Liability Company Agreement of the LLC between CBS and DBC (the "LLC Agreement") from DBC, were included against the borrowings under the Credit Agreement. As of March 31, 1999 the Company had no outstanding borrowings under the Agreement.

     In January 1999, the Company, CBS and DBC entered into a Registration Rights Agreement ("Registration Agreement"). CBS and DBC, and their affiliates and permitted transferees will have certain registration rights for the securities of the Company held by them under the Registration Agreement.

NOTE 3 -- RELATED PARTY TRANSACTIONS

     An analysis of the advances from DBC to the Company are as follows:

                                   Three Months Ended  Three Months Ended
                                     March 31, 1999      March 31, 1998
                                   ------------------  ------------------

Balance as of the beginning
  of the period                       $ 3,946,000          $       --
Expenses paid by DBC on
  behalf of the Company                   903,000           1,138,000
Expenses allocated by DBC
  to the Company                          296,000             165,000
Royalty fees to DBC                        45,000              37,000
News revenue from DBC                    (365,000)           (311,000)
Web advertising revenue
  from DBC                               (140,000)                 --
Receivables collected by DBC
  on behalf of the Company                (99,000)           (402,000)
Interest payable on advances
  from DBC                                 17,000               7,000
Cash advances (payments)
  from DBC, net                        (4,603,000)                 --
Cash contributions                             --            (634,000)
                                      -----------          ----------
Balance as of the
  end of the period                   $        --          $       --
                                      ===========          ==========


     A majority of the expenditures and liabilities of the Company were incurred by DBC and directly charged to the Company. These direct charges totaled $903,000 and $1,138,000 for the three month periods ended March 31, 1999 and 1998, respectively. Direct charges primarily consist of payroll and related costs, consulting, commissions and access fees for information from various exchange markets. Allocated charges totaled $296,000 and $165,000 for the three month periods ended March 31, 1999 and 1998, respectively. Under the terms of the Amended Service Agreement, DBC will provide the Company with certain general services which include cash management, accounting, network operations and hosting of the Company's web pages and data feeds. Charges for these services and equipment usage are allocated based upon DBC's estimate of costs attributable to the operations of MarketWatch.com.

     Direct charges for subscription revenues for MarketWatch Live and MarketWatch RT were $45,000 and $37,000 for the three month periods ended March 31, 1999 and 1998, respectively. News revenues are based on the number of DBC subscribers and were $365,000 and $311,000 for the three month periods ended March 31, 1999 and 1998, respectively. Included in accounts payable at March 31, 1999 is $350,000 owed to DBC outside the Credit Agreement.

     The Company has recorded advertising expenses of $3,155,000 and $1,534,000 at rate card value for the three months ended March 31, 1999 and 1998, respectively, for advertising and promotion provided by CBS.

NOTE 4 -- SUBSEQUENT EVENT

     On April 28, 1999, the Company agreed to acquire BigCharts Inc. ("Big Charts"), a privately-held provider of objective, data-driven online financial content for self-directed investors. Under the terms of the acquisition, which will be accounted for as a purchase, the Company will acquire BigCharts for 2,175,000 shares (including shares issuable upon exercise of assumed BigCharts options) of the Company's Common Stock and pay an aggregate of $6 million in cash for all of Big Charts' outstanding shares, options, and warrants. The Company expects to close the transaction in May 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption "Factors That May Affect Future Operating Results" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

OVERVIEW

     MarketWatch.com is a leading Web-based provider of comprehensive, real-time business news, financial programming and analytic tools. In addition to real-time coverage of business and financial news and in-depth commentary on market moving trends and events, we offer stock quotes, portfolios, charts and fundamental data. We completed our initial public offering on January 15, 1999. Prior to the offering, MarketWatch.com was a joint venture owned 50% each by DBC and CBS, and was formed as a limited liability company (the "LLC") in October 1997. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. When this joint venture was formed, CBS and DBC agreed that their contributions would be treated as having equal value. Immediately prior to the closing of our initial public offering on January 15, 1999, we were re-organized from a limited liability company into a corporation.

     Since we were formed as an LLC, MarketWatch.com has operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. MarketWatch.com has continued selling advertising banners and sponsorships and subscriptions to MarketWatch RT, MarketWatch Live and news to DBC.

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

     Immediately prior to the closing of our initial public offering in January 1999, our agreements with CBS and DBC were amended so that:

     - CBS will contribute $30 million in rate card advertising through October 2002 instead of $50 million,

     - our license agreement with CBS was extended for three years to October 29, 2005,

     - the royalties payable to CBS were modified from 30% of advertising revenue to approximately 8% of all of our revenue other than revenue attributable to DBC and certain other revenue, and

     - DBC's service obligation was extended three years to October 29, 2005. However, the Subscriber Payments obligation will expire in October 2002. In addition, we will not receive any Subscriber Payments with respect to certain commercial subscribers.

     On April 28, 1999 we agreed to acquire Big Charts, Inc. ("BigCharts"). BigCharts, based in Minneapolis, is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals. In addition, the company designs, produces and markets interactive financial charting products to institutional clients in the online brokerage, online publishing, Internet portal, and online Finance industries.

     Under the terms of the agreement, we will exchange 2,175,000 shares of our common stock (including shares issuable upon exercise of assumed BigCharts options), and pay an aggregate of $6 million in cash for all outstanding BigCharts Inc. securities. The acquisition, which has been approved by both companies' Boards of Directors, is subject to customary conditions including approval by BigCharts' stockholders. We expect to close the transaction by the end of the second quarter. We will account for this transaction under the purchase method of accounting. Philip Hotchkiss, BigCharts President and CEO, will join MarketWatch.com's Board of Directors.

RESULTS OF OPERATIONS

NET REVENUES

     Net revenues are primarily derived from the sale of advertising on our web site, subscription sales from MarketWatch RT and MarketWatch Live, and the sale of news to DBC. Net revenues were $3,147,000 and $1,176,000 for the three month periods ended March 31, 1999 and 1998, respectively, an increase of $1,971,000 or 168%. The increases are due primarily to increases in the number of banner and sponsorship ads placed on our web sites. The increases were caused by several interrelated factors, including the following:

     - increased number of advertisers;

     - increased users on our Web site and resultant page views with advertisements contained on those pages;

     - increased size and productivity of our direct sales force; and

     - increased flexibility and sophistication of advertising packages offered to advertisers.

     Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a majority of net revenues from selling advertisements. The market for Web advertising is intensely competitive, and advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPMs across our Web site or click-through advertising rates as a result of such competition or otherwise, future revenues could be adversely affected.

COST OF REVENUES

     Cost of revenue primarily consists of costs related to advertising and news including compensation, royalties payable to CBS and content providers, web site infrastructure costs allocated from DBC, exchange fees, costs of serving ads by DoubleClick and costs related to subscriptions including exchange fees, communication lines and royalties payable to DBC. Cost of revenue was $1,201,000 and $280,000 for the three months ended March 31, 1999 and 1998, respectively, an increase of $921,000 or 329%. Cost of revenues increased due to the addition of news reporters and editors, additional network communications lines to accommodate increased traffic on our sites, and fees payable to DoubleClick to serve ads and royalties paid to CBS. Royalties to CBS were $170,000 and $0 for the three months ended March 31, 1999 and 1998, respectively. As a percent of net revenues, cost of revenue was 38% and 24% for the three months ended March 31, 1999 and 1998 respectively, an increase of 14% primarily due to the addition of news reporters and editors, royalties to CBS, and additional network lines to accommodate increased traffic on the site. We expect cost of revenues to increase in the future as a result of royalties payable to CBS as we have exceeded the royalty exempt revenue level of $500,000 to CBS. In addition, we intend to increase the number of editorial staff in the future, which will lead to an increase in cost of revenues.

PRODUCT DEVELOPMENT

     Product development expenses primarily consist of compensation for software developers and expenses for contract programmers and developers. Product development expenses were $627,000 and $236,000 for the three months ended March 31, 1999 and 1998, respectively, an increase of $391,000 or 166%. Product development expenses increased due to increased headcount and associated expenses as well as costs associated with the amortization of deferred compensation in the first quarter of 1999. Product development expenses were 20% of revenues for each of the three months ended March 31, 1999 and 1998. We also intend to increase the absolute dollar level of product development expenditures in future periods in order to further enhance the programming on our web site. We also expect to increase product development expenditures in connection with the proposed acquisition of BigCharts.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses primarily consist of compensation for finance and administrative personnel, allocations from DBC for administrative services, occupancy costs, professional fees, depreciation charges and charges for bad debt. General and administrative costs were $1,550,000 and $532,000 for the three months ended March 31, 1999 and 1998 respectively, an increase of $1,018,000 or 191%. As a percentage of revenues, general and administrative costs were 50% and 45% for the three months ended March 31, 1999 and 1998, respectively. General and administrative expenses increased due to increased headcount, occupancy, legal, and consulting expenses as well as costs associated with the amortization of deferred compensation in the first quarter of 1999. We also hired additional personnel and incurred additional costs related to our IPO and being a public company, including, among others, travel expenses, directors and officers liability insurance expense, and professional service fees. We believe that the absolute dollar level of general and administrative expense will increase in future periods as a result of an increase in personnel to support the Company's higher level of anticipated revenues and increased fees for professional services.

SALES AND MARKETING

     Sales and marketing expenses primarily consist of promotion and advertising provided by CBS, internet banner advertisements, advertising commissions, promotional materials, compensation and sales commissions to our direct sales force. Sales and marketing costs were $6,221,000, and $1,877,000 for the three months ended March 31, 1999 and 1998, respectively, an increase of $4,344,000 or 231%. As a percent of net revenues, sales and marketing expenses were 198% and 160% for the three months ended March 31, 1999 and 1998 respectively, an increase of 38%. Sales and marketing expenses increased due to a number of factors including:

     - an increase in amortization of promotions and advertising contributed by CBS in the first quarter of 1999;

     - growth of our direct sales force in the first quarter of 1999 and increased sales commissions from higher advertising sales;

     - increased purchases of Web banner ads to promote our products and services;

     - increased purchases of traditional print and broadcast ads in 1999 to promote our products and services; and

     - increased payments to distribution partners in 1999.

     We record an expense at the time the advertising and promotion is provided by CBS under the Amended and Restated License Agreement based on the rate card value of the advertising. We recorded advertising expense of $3,155,000 and $1,534,000 at the rate card value for the three months ended March 31, 1999 and 1998, respectively, related to services provided by CBS. We have recorded aggregate advertising expense of $10.3 million of the $30 million CBS has agreed to provide.

     We anticipate that sales and marketing expenses in absolute dollars will increase in future periods as we continue to pursue an aggressive brand-building strategy through advertising and distribution and continue to build our direct sales organization.

INTEREST INCOME (EXPENSE)

     Interest income of $383,000 for the three months ended March 31, 1999 resulted from interest income on the proceeds from our IPO. Interest expense of $7,000 for the three months ended March 31, 1998 resulted from borrowings from DBC.

LIQUIDITY AND CAPITAL RESOURCES

     We currently invest in money market funds that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes. At March 31, 1999, the Company had cash and cash equivalents totaling $42,323,000 compared to $140,000 at December 31, 1998.

     Cash used in operating activities of $1,379,000 for the three months ended March 31, 1999 was primarily due to a net loss of $6,069,000, offset by non cash charges of $3,155,000 from CBS. Significant uses of cash in operations for the three months ended March 31, 1999 include costs associated with increased sales and marketing activities to establish and promote our products and services and costs of directors and officers' insurance premiums incurred as a result of becoming a public company.

     Cash used in investing activities of $324,000 for the three months ended March 31, 1999 consisted primarily of capital expenditures. Capital expenditures have generally consisted of purchases of computer hardware and leasehold improvements related to leased facilities and are expected to increase in future periods. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and we anticipate that this will continue in the future.

     Cash provided by financing activities was $43,886,000 for the three months ended March 31, 1999 due to the initial public offering completed in January of 1999 of 3,162,500 shares of common stock at $17 per share with proceeds of $43,886,000 net of underwriting and offering expenses and the repayment of amounts owed to DBC.

     Under the terms of our agreements with Yahoo!, we are committed to make payments for advertising and slotting over a twelve month period of $1,600,000 of which we have $936,000 remaining. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site.

     To date, we continue to be substantially dependent on DBC for much of our financial, administrative and operational services and related support functions. We believe the implementation of an independent accounting system, financial, operational and management controls, and reporting systems and procedures will be necessary to support the continued expansion of our operations. As a consequence, we intend to expend working capital to support the development of the infrastructure.

     Under the terms of the LLC Agreement between CBS and DBC and, subsequently, the Credit Agreement between MarketWatch.com and DBC, DBC agreed to advance us up to an aggregate of $5,000,000 on a revolving basis through October 29, 2000. Borrowings bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% and are due on October 29, 2000. As of March 31, 1999, there were no advances from DBC under this Credit Agreement. We used a portion of the net proceeds from the initial public offering to repay all outstanding advances from DBC.

     We expect to incur significantly higher costs related to the acquisition of BigCharts, content creation costs, and sales and marketing costs in the future to grow our business. We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or DBC elects to maintain their percentage interest pursuant to the exercise of the purchase right they have under the stockholders' agreement between them and us, then CBS or DBC would not necessarily suffer a reduction in their ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of the Common Stock.

YEAR 2000 READINESS

     DBC. We rely on DBC's computer and communications networks for the operation of our Web site and on DBC's information systems for customer billing, accounting and administration. DBC has advised us that it has substantially completed a comprehensive review of its products, information systems and critical suppliers for Year 2000 compliance, and has reported that its computer and communications networks are Year 2000 compliant. DBC is currently installing new billing, accounting and administrative systems which are scheduled to be fully operational during 1999 and as represented to us will be fully Year 2000 compliant when fully operational.

     Third-Party Suppliers. DBC and MarketWatch.com utilize software and computer equipment from third party suppliers. DBC and MarketWatch.com also rely on information, provided electronically by a number of outside suppliers. Based on representations received from suppliers and completed and ongoing compliance testing, DBC has advised us that its critical suppliers are or will be Year 2000 compliant in all material respects before the Year 2000. Based on representations from our other software and equipment suppliers, we believe that our software and other computer hardware is Year 2000 compliant. We also rely on solutions provided by DoubleClick for the delivery of our advertising and user measurement. We have been informed by them that their solutions are, or will be, Year 2000 compliant in all material respects. Failure of third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations and financial condition.

     Internal Systems. We have not initiated an assessment of our non-information technology systems, including our electrical, heating and telephone systems. We do not expect any Year 2000 issues to arise with respect to these systems, and if such issues arise, we do not expect that they would have a material adverse effect on our business.

     Costs. To date, our costs to address Year 2000 compliance have not been significant. Based on our preliminary evaluations, we believe that the total cost of our Year 2000 compliance efforts will not be material to our business. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. If we encounter unexpected problems with respect to the Year 2000 issue, we could incur additional costs, including significant cash outlays, which could be material.

     Year 2000 Risks. Despite our investigations of the Year 2000 issue, we have not received certifications from all of our third party suppliers and vendors and it is possible that those certifications as well as the other representations we have obtained could be erroneous.

     The purchasing patterns of our advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for Web advertising, which could have a material adverse effect on our business, results or operations and financial condition.

     Failures of our or our customers' systems to operate properly with regard to the Year 2000 could result in our web site being unavailable and our products and services not functioning properly. Unavailability of our website due to a lack of Year 2000 compliance could have a material adverse impact on our revenues and operating expenses.

     In addition, the Internet is a network of computer systems which depends on the functioning of a number of parts such as communications connections, Internet service providers and power supplies, all of which are beyond our control. The failure of these companies to be Year 2000 compliant could result in a variety of systems failures such as electrical outages, Internet outages or slower response times or telecommunications failures. These events could prevent users from accessing our products and services or prevent us from updating or delivering our products and services for a period of time or from selling advertising on our web site for a period of time.

     Any of these events could have a material adverse effect on our business, operating results and financial condition.

     Contingency Plans. We have not yet developed a formal contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure to address any Year 2000 issue could adversely affect our business, financial condition and results of operations.

     DBC has advised us that it has developed certain contingency options in the event of a failure due to Year 2000 issues. If we are unable to utilize DoubleClick as a result of Year 2000 issues, we believe we could either seek to obtain another vendor or deliver advertising using our own systems as we did in the past. However, we may not be able to replace DoubleClick with another vendor on reasonable terms, or if we delivered advertising ourselves, we would not be able to track or measure the advertising to the same extent as DoubleClick.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RELIANCE ON OUR RELATIONSHIPS WITH CBS AND DBC

CBS

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

     - we issue voting securities to, or actively participate in the acquisition of our voting power by a CBS competitor which results in such competitor directly or indirectly owning 9% or more of our voting power; or

     - we discontinue using the MarketWatch trademark and do not establish a substitute mark acceptable to CBS.

If our agreement with CBS is terminated prior to the end of its term, our business could be adversely affected. We have no formal agreement with CBS with respect to any of our correspondents who provide reports to CBS or any of its affiliates. Therefore, there can be no assurance that these services will continue in the future.


     CBS has agreed, subject to certain limitations, to provide us an aggregate rate card amount of $30 million of advertising and on-air promotions during the period from October 29, 1997 through October 29, 2002 and we have recognized $10,300,000 of such rate card amount to date. However, the timing and placement of these advertisements and promotions are subject to CBS's discretion. CBS could discontinue promoting us in the manner that it currently does. CBS also makes no guarantees to us as to the demographic composition or size of the audience that views these advertisements or promotions. This advertising and on-air promotion, as well as our association with the CBS brand, are important elements of our strategy to increase our brand awareness. This obligation will terminate if our license agreement terminates.

     We may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web site without the CBS name and logo or promotion from CBS.

DBC

     Data and hosting. DBC currently provides delayed financial data to us at no charge. It also provides real-time financial data to us for dissemination to subscribers of certain of MarketWatch.com subscription services in exchange for a percentage of the subscription fee. In addition, DBC hosts and manages the CBS.MarketWatch.com Web site infrastructure and provides network support.

     General Services. DBC will also provide us with certain general services, including cash management, accounting services and human resources services. We will reimburse DBC for its actual costs of providing these services.

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

     Although the Stockholders' Agreement contains certain non-competition provisions, these provisions have certain exceptions and do not provide for an exclusive relationship.

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

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS; UNPREDICTABILITY OF FUTURE REVENUE; EXPECTED FUTURE LOSSES; SEASONALITY

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

     - the early stage of our development, particularly given that we did not become a separate legal entity until October 1997 and we only became a public company in January 1999;

     - the level of Web usage;

     - traffic levels on our Web site, which can fluctuate significantly as a result of business and financial news events;

     - the demand for advertising on our Web site as well as on the Web in general;

     - changes in rates paid for Web advertising resulting from competition or other factors;

     - our ability to enter into or renew key agreements;

     - the amount and timing of our costs related to our marketing efforts or other initiatives including the amortization of promotion and advertising contributed by CBS;

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

     We expect that over time our revenues will come from a mix of advertising, content licensing, e-commerce relationships and subscription service fees. However, we expect to be substantially dependent on advertising revenues for the foreseeable future. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the level of our advertising revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues, particularly advertising revenues, than we expect, we may not be able to quickly reduce our spending in response. Our cost structure could also change dramatically as we increasingly operate independently from DBC. If we continue to rely on DBC for administrative, hosting and other services we will be required to reimburse DBC for its costs in providing the services. We will have little control over the amount of these costs, which could be substantial. In addition, we intend to significantly increase our operating expenses to grow our business. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our Common Stock in a manner unrelated to our long-term operating performance.

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

NEED TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES

     We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. For example, for the month of March 1999, approximately 11% of our traffic came from Yahoo!. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they may not attract significant numbers of users. Therefore, our site may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships.

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

NEED TO EXPAND OUR BUSINESS AND RELATED PROBLEMS

     We believe that we will need to expand our business and operations both to operate as an entity independent from DBC and in order to grow our business. This growth, together with our expanded operations resulting from our proposed acquisition of BigCharts is likely to continue to place a significant strain on our resources. As we grow, we will also have to implement new operational and financial systems, procedures and controls. If we are unable to accomplish any of these, our business could be adversely affected.

RISKS OF DEVELOPING NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITE

     We believe that our Web site will be more attractive to advertisers if we develop a larger audience comprised of demographically-favorable users. Accordingly, we intend to introduce additional or enhanced services in the future in order to retain our current users and attract new users. We may also seek to acquire businesses, products or technologies. If we introduce a service that is not favorably received our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

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

RISKS RELATED TO PROPOSED BIGCHARTS ACQUISITION

     Our proposed merger with Big Charts involves a number of risks. These include (i) risks to the merger, such as, risks that the proposed merger may not be consummated, risks involved in assimilating BigCharts, risks involved in integrating, retaining and motivating key BigCharts personnel, risks related to integrating and managing geographically-dispersed operations because BigCharts is located in Minnesota and MarketWatch.com is located in San Francisco, risks related to integrating the technologies and infrastructures of the companies, and risks related to the acceptance by BigCharts' brokerage customers of the proposed merger; (ii) risks inherent in BigCharts' business, such as its dependence on short-term customer contracts, its dependence on a small number of customers for a significant portion of its revenues, its business model which depends on selling its services directly to customers as well as depending on the sale of advertising on the Web, its dependence on maintaining relationships with key customers, and the extremely limited operating history of BigCharts on which to base any revenue projections; (iii) risks to MarketWatch.com of the increased negative cash flow and increased operating expenses arising out of the proposed merger; (iv) the risk that BigCharts customers and distribution partners will not utilize any additional services of the combined company.

     The integration of operations, technology and personnel of MarketWatch.com and BigCharts will be complex, time consuming and expensive process and may disrupt MarketWatch's business if not completed in a timely and efficient manner. Following the merger, MarketWatch.com must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices. MarketWatch.com and BigCharts may encounter substantial difficulties, costs and delays involved in integrating their operations, including:

     - potential incompatibility of business cultures

     - perceived adverse changes in business focus

     - potential conflicts in sponsor, advertising or content relationships

     - the loss of key employees and diversion of the attention of management from other ongoing business concerns

     The present and potential relationships of MarketWatch.com and BigCharts with sponsors, content providers, advertisers, users and subscribers may be harmed by the proposed Merger. Uncertainties regarding sponsorships and new service development following the Merger may cause these parties to delay decisions regarding these relationships. Any changes in these relationships could harm MarketWatch.com's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 1999, all of our investments mature in less than one year.

     Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. Therefore, we also have not engaged in any hedging transactions to date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USED PROCEEDS

     On January 14, 1999, the Company's Registration Statement on Form S-1 (File No. 333-65569) was declared effective by the Securities and Exchange Commission which registration statement related to the Company's initial public offering of common stock. The managing underwriters of this offering were BT Alex Brown Incorporated and Donaldson Lufkin + Jenrette Securities Corporation, who acted as Joint Book Running Managers, and Salomon Smith Barney Inc. and First Albany Corporation. All of the 3,162,500 shares registered were sold by the Company. All of the shares of common stock were sold at a public offering price of $17.00 per share, for an aggregate offering price of $53,763,000. The amount of offering expenses were $5,931,000, including underwriting discount of $3,763,000 and other offering expenses of $2,168,000 for net proceeds to the Company of $47,832,000. As of March 31, 1999, the net proceeds to the Company have been applied as follows: (i) $4.6 million for repayment of outstanding indebtedness to Data Broadcasting Corporation, an affiliate of the Company, (ii) $41.8 million in temporary investments in the form of marketable securities, and (iii) $7.0 million for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

     b.   Reports on Form 8-K:

          There were no reports on Form 8-K during the quarter ended March 31, 1999.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MarketWatch.com, Inc.



Dated: May 17, 1999                 By: /s/  J. PETER BARDWICK
                                       -----------------------------
                                       J. Peter Bardwick
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Dated: May 17, 1999                 By: /s/  JOE BRICHLER
                                       -----------------------------
                                       Joe Brichler
                                       Controller
                                       (Principal Accounting Officer)

                              MarketWatch.com, Inc.

                                INDEX TO EXHIBITS

                                                                EXHIBIT
TITLE                                                              NO.
-----                                                           -------
Financial Data Schedule*.......................................   27.1
BigCharts merger agreement (incorporated by reference
 to exhibit 2.1 of the Form 8-K filed with Commission
 on May 12, 1999)..............................................    2.1


* THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARKETWATCH.COM, INC. FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1999 AND IS QUALIFIED IN TIS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.