Form 10-Q
period 1999-06-30
MARKETWATCH COM INC
filed 1999-08-16
CIK 1068969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

The number of shares of the Registrants' Common Stock outstanding as of June 30, 1999 was 13,753,054.

                              MarketWatch.com, Inc.

        Quarterly Report on Form 10-Q for the Period Ended June 30, 1999

                                TABLE OF CONTENTS


        PART I.   FINANCIAL INFORMATION                                               PAGE NO.
        Item 1.   Interim Condensed Consolidated Financial Statements
                  (unaudited):

                  Condensed Consolidated Balance Sheets at June 30, 1999 and
                      December 31, 1998............................................      3

                  Condensed Consolidated Statements of Operations for the three
                      and six months ended June 30, 1999 and 1998..................      4

                  Condensed Consolidated Statements of Cash Flows for the six
                      months ended June 30, 1999 and 1998..........................      5

                  Notes to Financial Statements....................................      6

        Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................      8

        Item 3.   Quantitative and qualitative disclosures About Market Risk.......     15

        PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings................................................     15

        Item 2.   Changes in Securities and Use of Proceeds........................     15

        Item 3.   Defaults Upon Senior Securities..................................     15
        Item 4.   Submission of Matters to a Vote of Security Holders..............     15
        Item 5.   Other Information................................................     15
        Item 6.   Exhibits and Reports on Form 8-K.................................     15

        Signatures

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              MARKETWATCH.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                             JUNE 30,         DECEMBER 31,
                                                              1999               1998
                                                          -------------      -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents .........................     $  18,922,000      $     140,000
  Investments .......................................         9,862,000                 --
  Accounts receivable, net ..........................         3,679,000          1,586,000
  Prepaid expenses ..................................           570,000              2,000
                                                          -------------      -------------
          Total current assets ......................        33,033,000          1,728,000
Other assets ........................................            23,000             11,000
Property and equipment, net .........................         2,893,000            932,000
Deferred offering costs .............................                --          1,816,000
Intangible assets, net ..............................         3,469,000                 --
Goodwill, net .......................................       148,255,000                 --
                                                          -------------      -------------
          Total assets ..............................     $ 187,673,000      $   4,487,000
                                                          =============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ..................................     $   3,049,000      $   1,969,000
  Accrued expenses ..................................         1,784,000          1,688,000
  Deferred revenue ..................................           246,000             14,000
  Advances from DBC .................................                --          3,946,000
                                                          -------------      -------------
          Total current liabilities .................         5,079,000          7,617,000
                                                          -------------      -------------

Stockholders' equity (deficit):
  Preferred stock ...................................                --                 --
  Common stock ......................................           141,000             90,000
  Additional paid-in capital ........................       230,772,000         53,366,000
  Deferred compensation .............................          (912,000)        (1,144,000)
  Contribution receivable ...........................       (16,090,000)       (42,948,000)
  Other accumulated comprehensive income ............            59,000                 --
  Accumulated deficit ...............................       (31,376,000)       (12,494,000)
                                                          -------------      -------------
          Total stockholders' equity (deficit) ......       182,594,000         (3,130,000)
                                                          -------------      -------------
          Total liabilities and
             stockholders' equity (deficit) .........     $ 187,673,000      $   4,487,000
                                                          =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                              MARKETWATCH.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,          JUNE 30,          June 30,          June 30,
                                                                 1999              1998              1999              1998
                                                              ------------      ------------      ------------      ------------
Net revenues:
  Advertising (including $125,000 and $0
     from DBC for the three months
     ended 1999 and 1998 and $250,000 and $0 for the
     six months ended 1999 and 1998) ....................     $  3,611,000      $  1,032,000      $  5,998,000      $  1,728,000
  License ...............................................          306,000                --           306,000                --
  News (including $398,000 and $316,000 from DBC
     for the three months ended 1999 and 1998 and
     $763,000 and $627,000 for the six months
     ended 1999 and 1998) ...............................          738,000           316,000         1,347,000           627,000
  Subscription ..........................................          163,000           171,000           314,000           340,000
                                                              ------------      ------------      ------------      ------------
          Total net revenues ............................        4,818,000         1,519,000         7,965,000         2,695,000
Cost of revenues:
  Advertising and news ..................................        2,025,000           577,000         3,086,000           763,000
  License ...............................................           24,000                --            24,000                --
  Subscription ..........................................          150,000            95,000           290,000           189,000
                                                              ------------      ------------      ------------      ------------
          Total cost of revenues ........................        2,199,000           672,000         3,400,000           952,000
                                                              ------------      ------------      ------------      ------------
Gross profit ............................................        2,619,000           847,000         4,565,000         1,743,000
                                                              ------------      ------------      ------------      ------------
Operating expenses:
  Product development ...................................          842,000           371,000         1,469,000           607,000
  General and administrative ............................        2,224,000           724,000         3,774,000         1,256,000
  Sales and marketing ...................................        8,227,000         2,560,000        14,448,000         4,437,000
  Purchased in-process research and development .........          200,000                --           200,000                --
  Amortization of goodwill and intangibles ..............        4,284,000                --         4,284,000                --
                                                              ------------      ------------      ------------      ------------
          Total operating expenses ......................       15,777,000         3,655,000        24,175,000         6,300,000
                                                              ------------      ------------      ------------      ------------
Loss from operations ....................................      (13,158,000)       (2,808,000)      (19,610,000)       (4,557,000)
Interest income (expense) ...............................          345,000           (14,000)          728,000           (21,000)
                                                              ------------      ------------      ------------      ------------
Net loss ................................................     $(12,813,000)     $ (2,822,000)     $(18,882,000)     $ (4,578,000)
                                                              ============      ============      ============      ============
Basic and diluted net loss per share ....................     $      (1.02)     $      (0.31)     $      (1.56)     $      (0.51)
                                                              ============      ============      ============      ============
Shares used in the calculation of basic and
  diluted net loss per share ............................       12,548,000         9,000,000        12,094,000         9,000,000
                                                              ============      ============      ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                             MARKETWATCH.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                             June 30,          June 30,
                                                               1999              1998
                                                            ------------      ------------
Cash flows used in operating activities:
  Net loss ............................................     $(18,882,000)     $ (4,578,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Provision for bad debt expense ..................            7,000           110,000
      Depreciation and amortization ...................        4,972,000            53,000
      Non-cash charges from stockholders ..............        6,858,000         3,473,000
      Write-off of in-process research and
         development ..................................          200,000                --
      Changes in operating assets and liabilities:
         Accounts receivable ..........................       (1,396,000)         (683,000)
         Prepaid expenses and other
           current assets .............................         (489,000)          (20,000)
         Deferred offering costs ......................               --          (172,000)
         Accounts payable and accrued expenses ........        1,993,000           766,000
         Deferred revenue .............................          116,000             3,000
                                                            ------------      ------------
           Net cash used in operating
             activities ...............................       (6,621,000)       (1,048,000)
                                                            ------------      ------------
Cash flows used in investing activities:
  Purchase of short-term investments ..................       (9,803,000)               --
  Purchase of property and equipment ..................       (1,205,000)         (645,000)
  Acquisition of business, net of cash acquired .......       (7,475,000)               --
                                                            ------------      ------------
          Net cash used in investing activities .......      (18,483,000)         (645,000)
                                                            ------------      ------------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock, net .........       47,832,000                --
  Contributions from DBC ..............................               --           782,000
  Advances from DBC (Note 6) ..........................       (3,946,000)        1,539,000
                                                            ------------      ------------
           Net cash provided by financing
             activities ...............................       43,886,000         2,321,000
                                                            ------------      ------------
Net change in cash ....................................       18,782,000           628,000
                                                            ------------      ------------
Cash at beginning of period ...........................          140,000                --
                                                            ------------      ------------
Cash at end of period .................................     $ 18,922,000      $    628,000
                                                            ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                              MARKETWATCH.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as amended by Form 10-K/A. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

THE COMPANY

        MarketWatch.com, Inc. (the "Company"), a leading Web-based provider of comprehensive, real-time, business news, financial programming and analytic tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation ("DBC") and CBS Broadcasting Inc. ("CBS") (collectively, the "Members"), with each member owning a 50% interest in the Company.

        In connection with the formation of the limited liability company, the Company, CBS and DBC entered into a contribution agreement on October 29, 1997 (the "Contribution Agreement"), under which DBC contributed to the Company $1.0 million in cash upon consummation of the Contribution Agreement, $1.0 million in cash on October 29, 1998 and DBC's existing "Online/News" business which primarily consisted of customer contracts and intellectual property in return for its ownership interest. CBS agreed to provide $50 million of rate card amount advertising and promotions over a period of five years in return for its ownership interest. Under the terms of the Stockholders' Agreement, the $50.0 million rate card amount was revised to $30.0 million upon completion of our initial public offering (see Note 2).

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

        Effective June 9, 1999, the Company completed its acquisition of substantially all of the assets of BigCharts.com, Inc. ("BigCharts"), a Minnesota corporation, for $6.0 million in cash, $110.9 million worth of MarketWatch Common Stock, and $38.6 million worth of options to purchase MarketWatch.com common stock which are issuable upon exercise of options to purchase BigCharts common stock assumed in the merger. BigCharts, based in Minneapolis, is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals.


NOTE 2 -- AGREEMENTS WITH CBS AND DBC

        In January 1999, the Company entered into a Stockholders' Agreement ("Stockholders' Agreement"). Under the terms of the Stockholders' Agreement, CBS reduced the advertising commitment from the Contribution Agreement to an aggregate rate card amount of $30.0 million in return for a change in the royalty rate payable under the License Agreement, extension of the License Agreement to 2005 and modification to certain non competition provisions. Additionally, both CBS and DBC will have a right of first refusal in the event either party desires to sell any securities of the Company to a third party or if the Company issues new securities.

        In January 1999, the Company and CBS entered into an Amended and Restated License Agreement (the "Amended and Restated License") which superseded and replaced the License Agreement. The Amended and Restated License became effective immediately prior to the IPO. Under the Amended and Restated License, in return for the right to use the CBS name and logo as well as the CBS Television Network news content, the Company will be obligated to pay a royalty to CBS of: (i) during 1999, (A) 8% of Gross Revenues in excess of $500,000 and up to and including $50.5 million and (B) 6% of Gross Revenues in excess of $50.5 million, and (ii) in subsequent years through the termination of the License Agreement on October 29, 2005, (A) 8% of Gross Revenues up to and including $50.0 million and (B) 6% of Gross Revenues in excess of $50.0 million. CBS will have the right to terminate the agreement in certain circumstances, including breach of a material term or condition of the agreement, insolvency, bankruptcy or other similar proceeding, discontinuance of use of the MarketWatch logo without providing an acceptable substitute, or acquisition or issuance of certain percentages of the

Company's Common Stock or voting power by or to a CBS competitor. In addition, CBS will retain significant editorial control over the use and presentation of the CBS news content and the CBS logo and has the ability to prevent the Company from displaying certain types of content, which are unacceptable to CBS. The Amended and Restated License will expire on October 29, 2005.

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

        In January 1999, the Company and DBC entered into an Amended and Restated Services Agreement (the "Amended Services Agreement") which supersedes and replaces the Services Agreement. Under the Amended Services Agreement, DBC will provide the Company with hosting services, software programming assistance, data feeds, communications lines, office space and related facilities, network operations and Web site management services as well as certain administrative and engineering services if requested by the Company. The Amended Services Agreement provides for DBC to grant the Company certain nonexclusive licenses to its data and information feeds and provides for certain network Web site hosting performance standards. DBC will also pay the Company a monthly per subscriber fee ranging from $2.50 to $5.00, subject to a monthly minimum of $100,000 through October 2002, for delivery of the Company's news to all DBC subscribers, as defined. The Company is also required to pay DBC 25% and 75% of subscription revenues for MarketWatch RT and MarketWatch Live, respectively. The term of the Amended Services Agreement will expire on October 29, 2005.

        In January 1999, the Company and DBC entered into a Revolving Credit Agreement (the "Credit Agreement") whereby DBC will be obligated to loan the Company up to $5.0 million through October 2000. Borrowings under the Credit Agreement will be unsecured and bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2%. All previous advances from DBC under the Limited Liability Company Agreement of the LLC between CBS and DBC (the "LLC Agreement") from DBC, were included against the borrowings under the Credit Agreement. As of June 30, 1999 the Company had no outstanding borrowings under the Agreement.

        In January 1999, the Company, CBS and DBC entered into a Registration Rights Agreement ("Registration Agreement"). CBS and DBC, and their affiliates and permitted transferees will have certain registration rights for the securities of the Company held by them under the Registration Agreement. Comprehensive net income

NOTE 3. COMPREHENSIVE NET INCOME

        Comprehensive income is comprised of net loss and other comprehensive earnings such as unrealized gains or losses on available-for-sale marketable securities. The Company's total comprehensive losses were as follows:

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                         1999            1998           1999             1998
                                                    -------------     -----------   ------------     ------------
Net loss                                             $(12,813,000)    $(2,822,000)  $(18,882,000)    $ (4,578,000)
Other comprehensive income
Unrealized gains on available for sale marketable
  securities                                               59,000              --         59,000               --
                                                    -------------     -----------   ------------     ------------
  Comprehensive net loss                             $(12,754,000)    $(2,822,000)  $(18,823,000)    $ (4,578,000)
                                                    -------------     -----------   ------------     ------------

NOTE 4

        Basic net loss per share is computed using the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

        Options to purchase 1,787,524 and 722,000 shares of common stock were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because either the options exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

NOTE 5 - BUSINESS ACQUISITIONS

        Effective June 9, 1999, MarketWatch completed its acquisition of BigCharts, Inc. ("BigCharts"), a Minnesota corporation, for $6.0 million in cash, $110.9 million worth of MarketWatch Common Stock, and $38.6 million worth of MarketWatch stock options. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. BigCharts, based in Minneapolis, is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals. It is one of the most heavily trafficked financial sites and an industry-leading provider of objective, data-driven online financial content for self-directed investors. The Company recorded acquisition expenses of $1.8 million in connection with the acquisition in the second quarter of 1999. The $1.8 million primarily consisted of accounting and legal fees and other related transactions costs. The following are unaudited pro forma condensed consolidated results of operations for the Company and BigCharts on the basis that the acquisition had taken place and the related charges, noted above, were recorded at the beginning of each of the periods presented. These results are not indicative of the actual results that would have occurred had the action taken place at the beginning of the period:

                           Six Months Ended        Year Ended
                             June 30, 1999      December 31, 1998
                           ----------------     -----------------
Pro forma net revenue        $  7,965,000         $  9,806,000
Pro forma net loss           $(40,748,000)        $(65,225,000)

        The total purchase price of $157.5 million was allocated to the fair value of the assets acquired and liabilities assumed, identified intangible assets and goodwill as follows:

                                                            Expected
                                       Allocation             Life
                                       ----------           --------
Tangible assets                          1,914,000
Liabilities assumed                       (656,000)
Intangible assets:
  Existing technology                    2,000,000            2 years
  In-process technology                    200,000               --
  Trademark                                500,000            3.5 years
  Customer contacts                        300,000            1.5 years
  Workforce                                800,000            3.5 years
Goodwill                               152,491,000            3 years
                                       -----------
Total Purchase Price                   157,549,000

NOTE 6 -- RELATED PARTY TRANSACTIONS

        Analyses of the advances from DBC to the Company are as follows:


                                        Three Months Ended                     Six Months Ended
                                 June 30, 1999       June 30, 1998      June 30, 1999       June 30, 1998
                               ----------------    ----------------   ----------------    ----------------
Balance as of the beginning
  of the period                   $        --          $       --        $ 3,946,000         $ 1,523,000
Expenses paid by DBC on
  behalf of the Company             1,094,000             385,000          1,997,000           3,062,000
Expenses allocated by DBC
  to the Company                      356,000             175,000            652,000             340,000
Royalty fees to DBC                    68,000              40,000            113,000              77,000
News revenue from DBC                (398,000)           (316,000)          (763,000)           (627,000)
Web advertising revenue
  from DBC                           (140,000)                 --           (280,000)                 --
Receivables collected by DBC
  on behalf of the Company            (49,000)           (458,000)          (148,000)           (860,000)
Interest payable on advances
  from DBC                              7,000              14,000             24,000              21,000
Cash advances (payments)
  from DBC, net                             --             308,000        (4,603,000)            308,000
Cash contributions                   (938,000)            (148,000)         (938,000)           (782,000)
                                   -----------         -----------       -----------         -----------
Balance as of the
  end of the period                $        --         $        --       $        --         $        --
                                   ===========         ===========       ===========         ===========

        A majority of the expenditures and liabilities of the Company were incurred by DBC and directly charged to the Company. These net direct charges totaled $1,094,000 and $385,000 for the three month period ended June 30, 1999 and 1998 and $1,997,000 and $1,523,000 for the six-month periods ended June 30, 1999 and 1998, respectively. Direct charges primarily consist of payroll and related costs, consulting, commissions and access fees for information from various exchange markets. Allocated charges totaled $356,000 and $175,000 for the three month periods ended June 30, 1999 and 1998 and $652,000 and $340,000 for the six-month periods ended June 30, 1999 and 1998, respectively. Under the terms of the Amended Service Agreement, DBC will provide the Company with certain general services that include cash management, accounting, network operations and hosting of the Company's web pages and data feeds. Charges for these services and equipment usage are allocated based upon DBC's estimate of costs attributable to the operations of MarketWatch.com.

        Direct charges for subscription revenues for MarketWatch Live and MarketWatch RT were $68,000 and $40,000 for the three month periods ended June 30, 1999 and 1998 and $113,000 and $77,000 for the six-month periods ended June 30, 1999 and 1998, respectively. News revenues are based on the number of DBC subscribers and were $398,000 and $316,000 for the three month periods ended June 30, 1999 and 1998 and $763,000 and $627,000 for the six-month periods ended June 30, 1999 and 1998, respectively. Included in accounts receivable at June 30, 1999 is $367,000 owed to MarketWatch.

        The Company has recorded advertising expenses of $6,859,000 and $3,423,000 at rate card value for the six months ended June 30, 1999 and 1998, respectively, for advertising and promotion provided by CBS.

NOTE 7 -- INCOME TAXES:

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

     The benefit for income taxes consists of the following:

                                                   PERIOD FROM
                                                 JANUARY 1, 1997
                                                     THROUGH            YEAR ENDED
                                                 OCTOBER 28, 1997    DECEMBER 31, 1996
                                                 ----------------    -----------------
Current benefit:
  Federal......................................      $426,000            $564,000
  State........................................       122,000             184,000
                                                     --------            --------
                                                      548,000             748,000
Deferred benefit:
  Federal......................................        57,000              28,000
  State........................................        16,000               9,000
                                                     --------            --------
                                                       73,000              37,000
                                                     --------            --------
                                                     $621,000            $785,000
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

     Subsequently, the Company will account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Had the Company applied the provision of SFAS No. 109 for the period from inception (October 1997) through December 31, 1998, the Company would have recorded a deferred tax asset, primarily from net operating loss carryforwards, and a full valuation allowance. Net operating loss carryforwards generated during the period would have been approximately $5.1 million.

NOTE 8 -- SUBSEQUENT EVENT

        In August 1999, the terms of the Yahoo! agreement were amended. Under the terms of the amended agreement, we have extended the terms to include additional advertising and slotting fees of $1.6 million over a twelve month period beginning on January 1, 2000.

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

        Since we were formed as an LLC, MarketWatch.com has operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. MarketWatch.com has continued selling advertising banners and sponsorships and subscriptions to MarketWatch RT, MarketWatch Live and news to DBC and others.

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

        Effective June 9, 1999, MarketWatch completed its acquisition of the assets of BigCharts, a Minnesota corporation, for $6.0 million in cash, $110.9 million worth of MarketWatch Common Stock, and $38.6 million worth of MarketWatch stock options. BigCharts, based in Minneapolis, is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals. It is one of the most heavily trafficked financial sites and an industry-leading provider of objective, data-driven online financial content for self-directed investors.


RESULTS OF OPERATIONS

NET REVENUES

        Net revenues are primarily derived from the sale of advertising on our web site, license of BigCharts charting content, subscription sales from MarketWatch RT and MarketWatch Live, and the sale of news to DBC and other clients. Net revenues increased by 217% to $4.8 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998, and increased 196% to $8.0 million for the six months ended June 30, 1999 from $2.7 million for the six months ended June 30, 1998. The increases are due primarily to the increases in the number of banner and sponsorship ads placed on our web sites and the license revenue associated with the purchase of BigCharts. The increases in advertising revenues were caused by several interrelated factors, including the following:

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



COST OF REVENUES

        Cost of revenues primarily consists of costs related to advertising and news including compensation, royalties payable to CBS and content providers, web site infrastructure costs allocated from DBC, exchange fees, costs of serving ads by DoubleClick, costs related to license revenue include communication lines, and costs related to subscriptions including exchange fees, communication lines and royalties payable to DBC. Cost of revenues increased by 227% to $2.2 million for the three months ended June 30, 1999 from $672,000 for the three months ended June 30, 1998, and increased 257% to $3.4 million for the six months ended June 30, 1999 from $952,000 for the six months ended June 30, 1998. Cost of revenues increased due to the addition of news reporters and editors, additional network communications lines to accommodate increased traffic on our web sites, DoubleClick costs to serve advertisements on the site, and royalties paid to CBS. Royalties to CBS were $170,000 and $0 for the three months ended June 30, 1999 and 1998, respectively and $440,000 and $0 for the six months ended June 30, 1999 and 1998, respectively. As a percentage of net revenues, cost of revenues were 46% and 44% for the three months ended June 30, 1999 and 1998, respectively and 43% and 35% for the six months ended June 30, 1999 and 1998, respectively. The increase as a percentage of net revenue is due to the increase in compensation for additional editorial staff over the past year. We expect cost of revenues to increase in the future as a result of royalties payable to CBS as we have exceeded the royalty exempt revenue level of $500,000 in our license agreement with CBS. In addition, we intend to increase the number of editorial staff in the future, which will lead to an increase in cost of revenues.

PRODUCT DEVELOPMENT

        Product development expenses primarily consist of license fees for content, compensation for software developers and expenses for contract programmers and developers. Product development expenses increased by 127% to $842,000 for the three months ended June 30, 1999 from $371,000 for the three months ended June 30, 1998, and increased 142% to $1.5 million for the six months ended June 30, 1999 from $607,000 for the six months ended June 30, 1998. Product development expenses increased due to increased headcount from the hiring of additional employees and the purchase of BigCharts and associated expenses as well as costs associated with the amortization of deferred compensation in the first quarter of 1999. Product development expenses were 17% and 24% of net revenues for the three months ended June 30, 1999 and 1998, respectively and 18% and 23% for the six months ended June 30, 1999 and 1998 respectively. The decrease as a percent of revenue occurred as revenue grew more quickly than personnel costs.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses primarily consist of compensation for finance, business development and administrative personnel, allocations from DBC for administrative services, occupancy costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses increased by 207% to $2.2 million for the three months ended June 30, 1999 from $724,000 for the three months ended June 30, 1998, and increased 200% to $3.8 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. As a percentage of net revenues, general and administrative costs were 46% and 48% for the three months ended June 30, 1999 and 1998, respectively and 47% for the six months ended June 30, 1999 and 1998. General and administrative expenses increased due to increased headcount, occupancy, legal and consulting expenses as well as costs associated with the amortization of deferred compensation in the first and second quarters of 1999. We also hired additional personnel and incurred additional costs related to being a public company as well as the purchase of BigCharts, including, among others, travel expenses, directors and officers liability insurance expense, and professional service fees. We believe that the absolute dollar level of general and administrative expense will increase in future periods as a result of an increase in personnel to support the Company's higher level of anticipated revenues and increased fees for professional services.


SALES AND MARKETING

        Sales and marketing expenses primarily consist of promotion and advertising provided by CBS, online and offline advertisements in print and radio, advertising commissions, promotional materials, compensation and sales commissions to our direct sales force. Sales and marketing expenses increased by 221% to $8.2 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998, and increased 226% to $14.5 million for the six months ended June 30, 1999 from $4.4 million for the six months ended June 30, 1998. As a percentage of net revenues, sales and marketing expenses were 171% and 169% for the three months ended June 30, 1999 and 1998 and 181% and 165% for the six months ended June 30, 1999 and 1998, respectively; an increase of 16%. Sales and marketing expenses increased in absolute dollars and as a percentage of revenues due to a number of factors including:

        - an increase in amortization of promotions and advertising contributed by CBS in the first and second quarters of 1999;

        - growth of our direct sales force in the first and second quarters of 1999 and increased sales commissions from higher advertising sales;

        - increased purchases of Web banner ads to promote our products and services;

        - increased purchases of traditional print and broadcast advertising in 1999 to promote our products and services; and

        - increased payments to distribution partners in 1999.

        We record an expense at the time the advertising and promotion is provided by CBS under the Amended and Restated License Agreement based on the rate card value of the advertising. We recorded advertising expense of $3.7 million and $1.9 million at the rate card value for the three months ended June 30, 1999 and 1998, and $6.9 million and $3.4 million for the six months ended June 30, 1999 and 1998, related to services provided by CBS. We have recorded aggregate non cash advertising expense of $13.9 million of the $30 million CBS has agreed to provide.

        We anticipate that sales and marketing expenses in absolute dollars will increase in future periods as we continue to pursue an aggressive brand-building strategy through advertising and distribution and continue to build our direct sales organization.

INTEREST INCOME (EXPENSE)

        Interest income of $345,000 for the three months ended June 30, 1999 and $728,000 for the six months ended June 30, 1999 resulted from interest income on the proceeds from our IPO. Interest expense of $14,000 and $21,000 for the three and six months ended June 30, 1998 resulted from borrowings from DBC.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash, cash equivalents and short-term investments totaled $28.8 million at June 30, 1999 representing 15% of total assets. We have invested our cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with Statements of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities" these investments are classified as "available for sale".

        Cash used in operating activities of $6.6 million for the six months ended June 30, 1999 was primarily due to a net loss of $18.9 million, offset by non cash charges of $6.9 million for advertising provided by CBS, $4.4 million in amortization of goodwill and intangibles, and a write-off of in-process research and development related to the acquisition of BigCharts of $200,000. Significant uses of cash in operations for the six months ended June 30, 1999 include costs associated with increased sales and marketing activities to establish and promote our products and services and costs of directors and officers' insurance premiums incurred as a result of becoming a public company.

        Cash used in investing activities of $18.5 million for the six months ended June 30, 1999 consisted primarily of the purchase of short-term investments, the purchase of BigCharts, and capital expenditures. The BigCharts purchase included a cash payment of $6.0 million to stockholders and financial advisors of BigCharts, and $1.5 million in acquisition costs. Capital expenditures have generally consisted of purchases of computer hardware and leasehold improvements related to leased facilities and are expected to increase in future periods. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and we anticipate that this will continue in the future.

        Cash provided by financing activities was $43.9 million for the six months ended June 30, 1999 resulting from the initial public offering completed in January of 1999 of 3,162,500 shares of common stock at $17 per share with proceeds of $43,886,000 net of underwriting and offering expenses and the repayment of amounts owed to DBC.

        Under the terms of our agreements with Yahoo!, we are committed to make payments for advertising and slotting over a twelve month period of $1.6 million of which we have $707,000 remaining. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site. In August 1999, the terms of the Yahoo! agreement were amended. Under the terms of the amended agreement, we have extended the terms to include additional advertising and slotting fees of $1.6 million over a twelve month period beginning on January 1, 2000.

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

        Under the terms of the LLC Agreement between CBS and DBC and, subsequently, the Credit Agreement between MarketWatch.com and DBC, DBC agreed to advance us up to an aggregate of $5 million on a revolving basis through October 29, 2000. Borrowings will bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% and are due on October 29, 2000. As of June 30, 1999, there were no advances from DBC under this Credit Agreement. We used a portion of the net proceeds from the initial public offering to repay all outstanding advances from DBC.

        We expect to incur significantly higher costs related to the acquisition of BigCharts, content creation costs, and sales and marketing costs in the future to grow our business. We believe that the net proceeds from our initial public offering, together with cash from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or DBC elects to maintain their percentage interest pursuant to the exercise of the purchase right they have under the stockholders' agreement between them and us, then CBS or DBC would not necessarily suffer a reduction in their ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of the Common Stock.

YEAR 2000 READINESS

        DBC. We rely on DBC's information systems for customer billing, accounting and administration. DBC has advised us that it has substantially completed a comprehensive review of its products, information systems and critical suppliers for Year 2000 compliance, and has reported that its computer and communications networks are Year 2000 compliant. DBC is currently installing new billing, accounting and administrative systems which are scheduled to be fully operational during 1999 and as represented to us will be fully Year 2000 compliant when fully operational.

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

        Failures of our or our customers' systems to operate properly with regard to the Year 2000 could result in our web site being unavailable and our products and services not functioning properly. Unavailability of our web site due to a lack of Year 2000 compliance could have a material adverse impact on our revenues and operating expenses.

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

        DBC has advised us that it has developed certain contingency options in the event of a failure due to Year 2000 issues. If we are unable to utilize DoubleClick as a result of Year 2000 issues, we believe we could either seek to obtain another vendor or deliver advertising using our own systems as we did in the past. However, we may not be able to replace DoubleClick with another vendor on reasonable terms, or if we delivered advertising ourselves, we may not be able to track or measure the advertising to the same extent as DoubleClick.


RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RELIANCE ON OUR RELATIONSHIPS WITH CBS AND DBC

CBS

        We would need to change the name of our Web site and devote substantial resources towards building a new brand name if our agreement with CBS were terminated or not renewed. This agreement also has a number of risks associated with it. CBS can require us to remove any content on our Web site that it determines conflicts with, interferes with or is detrimental to its reputation or business or for certain other reasons. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of its television news content on our Web site. Because of these restrictions, we may not be able to perform our desired marketing activities.

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

If our agreement with CBS is terminated prior to the end of its term, our business could be adversely affected. Also, we have no formal agreement with CBS with respect to any of our correspondents who provide reports to CBS or any of its affiliates. Therefore, there can be no assurance that these services will continue in the future.

        CBS has agreed, subject to certain limitations, to provide us an aggregate rate card amount of $30.0 million of advertising and on-air promotions during the period from October 29, 1997 through October 29, 2002 and we have recognized $13.9 million of this rate card amount through June 30, 1999.

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

        General Services. DBC provides us with certain general services, including cash management, accounting services and human resources services. We reimburse DBC for its actual costs of providing these services.

        Payments for News. Under the Amended and Restated Services Agreement, DBC pays us through October 2002 a monthly per-subscriber fee for delivery of our news to all DBC subscribers, other than certain commercial ones, with a minimum payment of $100,000 per month.

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

CONTROL BY CBS AND DBC

        As of June 30, 1999, CBS and DBC each owned approximately 33% of our outstanding common stock. CBS and DBC have certain rights to have representatives on our board of directors generally based upon the percentage of our voting securities that they hold. Currently, they each have three representatives. As a result of their share ownership and other rights, CBS and DBC collectively are able to control our management and affairs, elect a majority of our Board of Directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

If a competitor of CBS directly or indirectly acquires more than 30% of the voting power of DBC or substantially all of DBC's assets at a time when DBC beneficially owns at least 10% of our outstanding common stock, CBS may within 45 days either:

        - purchase all of our securities held by DBC; or

        - require DBC to place these securities in a trust that would then dispose of the securities with a view to maximizing the sale price while disposing of such shares as promptly as reasonably practicable.

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

        - Demand for BigCharts content services;

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

        We expect that over time our revenues will come from a mix of advertising, content licensing, e-commerce relationships and subscription service fees. However, we expect to be substantially dependent on advertising revenues and, to a lesser extent, content licensing revenues, for the foreseeable future. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the level of our advertising revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues, particularly advertising revenues, than we expect, we may not be able to quickly reduce our spending in response. Our cost structure could also change dramatically as we increasingly operate independently from DBC. If we continue to rely on DBC for administrative, hosting and other services we will be required to reimburse DBC for its costs in providing the services. We will have little control over the amount of these costs, which could be substantial. In addition, we intend to significantly increase our operating expenses to grow our business. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our Common Stock in a manner unrelated to our long-term operating performance.

        We have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to significantly increase our operating expenses to grow our business.

        We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed medium, seasonal and cyclical patterns in our industry may develop in the future. Therefore, if our industry follows the same seasonal patterns as those in the traditional media, we may experience lower advertising revenues in the first and third calendar quarters of each year. Furthermore, traffic levels on our Web site typically fluctuate with the occurrence of significant events in the business and financial news, such as fluctuations in the stock markets that could cause changes in our audience size.

RISKS RELATED TO RECENT BIGCHARTS ACQUISITION

        Our acquisition of BigCharts closed on June 9, 1999, and involves a number of risks. These include (i) risks to the merger, such as, risks involved in assimilating BigCharts, risks involved in integrating, retaining and motivating key BigCharts personnel, risks related to integrating and managing geographically-dispersed operations because BigCharts is located in Minnesota and MarketWatch.com is located in San Francisco, risks related to integrating the technologies and infrastructures of the companies, and risks related to the acceptance by BigCharts' brokerage customers of the merger; (ii) risks inherent in BigCharts' business, such as its dependence on short-term customer contracts, its dependence on a small number of customers for a significant portion of its revenues, its business model which depends on selling its services directly to customers as well as depending on the sale of advertising on the Web, its dependence on maintaining relationships with key customers, and the extremely limited operating history of BigCharts on which to base any revenue projections;
(iii) risks to MarketWatch.com of the increased negative cash flow and increased operating expenses arising out of the merger; and (iv) the risk that BigCharts customers and distribution partners will not utilize any additional services of the combined company.

        The integration of operations, technology and personnel of MarketWatch.com and BigCharts has been and will continue to be a complex, time consuming and expensive process and may disrupt MarketWatch's business if not completed in a timely and efficient manner. MarketWatch.com must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices. MarketWatch.com and BigCharts may encounter substantial difficulties, costs and delays involved in integrating their operations, including:

        - potential incompatibility of business cultures

        - perceived adverse changes in business focus

        - potential conflicts in sponsor, advertising or content relationships

        - the loss of key employees and diversion of the attention of management from other ongoing business concerns


The present and potential relationships of MarketWatch.com and BigCharts with sponsors, content providers, advertisers, users and subscribers may be harmed by the merger. Uncertainties regarding sponsorships and new service development following the merger may cause these parties to delay decisions regarding these relationships. Any changes in these relationships could harm MarketWatch.com's business.

WE MUST DEVELOP AND IMPLEMENT OUR OWN INTERNAL SYSTEMS TO MANAGE OUR BUSINESS AND OUR GROWTH

        Although our predecessor business has been operating since October 1995, we did not become a separate legal entity until October 1997 when we were formed as a limited liability company and we introduced our CBS.MarketWatch.com Web site.

        We have been and continue to be substantially dependent on DBC for many of our financial, administrative and operational services and related support functions. We may not be able to perform these financial, administrative, operational and support functions effectively as an independent company. In addition, we believe that we will need further improvements in these systems, controls and procedures to manage our growth. Our future financial performance could be adversely affected if we or DBC do not perform these functions effectively or if we do not implement these systems, controls and procedures successfully.

WE WILL NEED TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES TO ATTRACT USERS, ADVERTISERS, AND CONTENT

        We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. For example, for the month of June 1999, approximately 11% of our traffic came from Yahoo!. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they may not attract significant numbers of users. Therefore, our site may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish and maintain these relationships.

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

WE DEPEND ON A THIRD PARTY TO TRACK AND MEASURE THE DELIVERY OF ADVERTISEMENTS FOR US AND IT COULD BE DIFFICULT TO REPLACE THESE SERVICES

        It is important to our advertisers that we accurately measure the delivery of advertisements on our web site. We depend on third parties to provide this measurement service. If they were unable to provide this service in the future, we would be required to perform it ourselves or obtain it from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing this service. We are implementing additional systems designed to record behavioral patterns of our users. If we do not develop these systems successfully, we may not be able to accurately evaluate the behavioral patterns of our users. Companies may not advertise on our web site or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

WE DEPEND ON OUR DIRECT SALES FORCE TO SELL ADVERTISING ON OUR WEB SITE

        Until early 1998, we relied upon third parties to sell advertisements on our web site. Since that time, we created our own internal sales force. As of June 30, 1999, our sales group had 17 members. We depend on our sales force to sell advertising on our web sites. This involves a number of risks:

        - our sales personnel have only worked for us for a short period of time;

        - our need to further increase the size of our sales force;

        - our ability to hire, retain, integrate and motivate additional sales and sales support personnel;

        - the length of time it takes new sales personnel to become productive; and

        - the competition we face form other companies in hiring and retaining sales personnel.

        Our business would be adversely affected if we do not develop and maintain an effective sales force.


WE NEED TO EXPAND OUR BUSINESS AND BE ABLE TO DO SO SUCCESSFULLY

        We believe that we will need to expand our business and operations both to operate as an entity independent from DBC and in order to grow our business. This growth, together with our expanded operations resulting from our acquisition of BigCharts is likely to continue to place a significant strain on our resources. As we grow, we will also have to implement new operational and financial systems, procedures and controls. If we are unable to accomplish any of these, our business could be adversely affected.

IF WE DO NOT DEVELOP NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF USERS

        We believe that our Web site will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable users. Accordingly, we intend to introduce additional or enhanced services in the future in order to retain our current users and attract new users. We may also seek to acquire businesses, products or technologies. If we introduce a service that is not favorably received our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

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

WE DEPEND ON THE CONTINUED GROWTH IN THE USE OF THE WEB, PARTICULARLY FOR FINANCIAL NEWS AND INFORMATION

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

WE DEPEND ON THE SALE OF ADVERTISEMENTS ON OUR WEB SITE AND IF WEB ADVERTISING DOES NOT BECOME ACCEPTED, OUR BUSINESS WOULD BE HARMED

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short-term investments classified as "available for sale". In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 1999, all of our investments mature in less than one year.

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

ITEM 2. CHANGE IN SECURITIES AND USED PROCEEDS

        On January 14, 1999, the Company's Registration Statement on Form S-1 (File No. 333-65569) was declared effective by the Securities and Exchange Commission which registration statement related to the Company's initial public offering of common stock. The managing underwriters of this offering were BT Alex Brown Incorporated and Donaldson Lufkin & Jenrette Securities Corporation, who acted as Joint Book Running Managers, and Salomon Smith Barney Inc. and First Albany Corporation. All of the 3,162,500 shares registered were sold by the Company. All of the shares of common stock were sold at a public offering price of $17.00 per share, for an aggregate offering price of $53,763,000. The amount of offering expenses were $5,931,000, including underwriting discount of $3,763,000 and other offering expenses of $2,168,000 for net proceeds to the Company of $47,832,000. As of June 30, 1999, the net proceeds to the Company have been applied as follows: (i) $4.6 million for repayment of outstanding indebtedness to Data Broadcasting Corporation, an affiliate of the Company, (ii) $28.8 million in temporary investments, (iii) $22.0 million for working capital and (iv) $7.5 million for the purchase of BigCharts.

        On June 9, 1999, the Company acquired all of the issued and outstanding capital stock of BigCharts, Inc. pursuant to a merger of a newly formed, wholly-owned subsidiary of the Company with and into BigCharts, in exchange for 1,589,138 shares of the Company's common stock. In addition, the Company assumed options to purchase capital stock of BigCharts, which options are exercisable for an aggregate of 585,824 shares of the Company's common stock. The issuance of shares of the Company's common stock and the assumption of options were made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 21, 1999, at the Company's Annual Meeting of Shareholders, the Company's shareholders approved the following proposals. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. As of April 12, 1999, the record date for the Annual Meeting, there were approximately 12,162,500 shares of common stock outstanding and entitled to vote, of which 11,643,202 shares of common stock were present in person or by proxy and voted at the meeting.

        1. Proposal to elect nine directors of the Company, each to survive until the next Annual Meeting of Shareholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

                                For             Withheld
                                ----------      --------
Larry Kramer                    11,637,671      5,531
Jim DePalma                     11,637,746      5,456
Alan Hirschfield                11,637,636      5,566
Alan Tessler                    11,637,686      5,516
Mark Imperiale                  11,637,746      5,456
Daniel Mason                    11,637,746      5,456
Andrew Hayward                  11,637,746      5,456
Michael Jordan                  11,637,596      5,606
Robert Lessin                   11,637,696      5,506

        2. Proposal to ratify the selection of PricewaterhouseCoopers as independent auditors for the Company for the fiscal year ending December 31, 1999.

        For ................... 11,640,596
        Against ...............      1,887
        Abstain ...............        719
        Not Voted .............    519,298


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

        b. Reports on Form 8-K:

        On May 12, 1999, the Company filed a form 8K under item 2 announcing that the company entered into a definitive agreement to acquire BigCharts, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MarketWatch.com, Inc.



Dated: August 16, 1999              By: /s/  J. PETER BARDWICK

                                        J. Peter Bardwick
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Dated: August 16, 1999              By: /s/  JOE BRICHLER

                                        Joe Brichler
                                        Controller
                                        (Principal Accounting Officer)

                              MarketWatch.com, Inc.

                                INDEX TO EXHIBITS


                                                                        EXHIBIT
TITLE                                                                     NO.
-----                                                                   -------
Agreement and Plan of Reorganization, dated as of April 28,
  1999, by and among the Company, Big Dog Acquisition Corp., BigCharts
  Inc., Philip D. Hotchkiss, Verticality BigCharts Investment, LLC,
  Wyncrest Capital, Inc., David C. Malmberg, Jamie Thingelstad, Scott
  Kinney, Ronny Apfel, Sholem Greenbaum and Hadar Pedhazur
  (incorporated by reference to exhibit 2.1 of the Form 8-K filed with
  Commission on May 12, 1999)..........................................    2.1

Employment agreement dated June 9,1999, by and between BigCharts, Inc.
  and Phillip Hotchkiss (incorporated by reference to exhibit 10.16
  of Form S-1 filed with the Commission on August 9, 1999).............   10.1

Employment agreement dated as of June 9, 1999, by and between
  BigCharts, Inc. and Jamie J. Thingelstad (incorporated by reference to exhibit 10.17 of Form S-1 filed with the Commission on
  August 9, 1999)......................................................   10.2

Financial Data Schedule*...............................................   27.1


* THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARKETWATCH.COM, INC. FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1999 AND IS QUALIFIED IN TIS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.