Form 10-Q
period 1999-09-30
MARKETWATCH COM INC
filed 1999-11-15
CIK 1068969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 000-25113

                              MARKETWATCH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               94-3315360
     -------------------------------      ------------------------------------
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

               825 BATTERY STREET, SAN FRANCISCO, CALIFORNIA 94111

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 733-0500

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

The number of shares of the Registrants' Common Stock outstanding as of October 20th, 1999 was 13,853,461.

MARKETWATCH.COM, INC.

      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999

TABLE OF CONTENTS

        PART I.   FINANCIAL INFORMATION                                               PAGE NO.
                                                                                      --------
        Item 1.   Interim Condensed Consolidated Financial Statements
                  (unaudited):

                  Condensed Consolidated Balance Sheets at September 30, 1999 and
                      December 31, 1998................................................. 3

                  Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998................. 4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.......................... 5

                  Notes to Financial Statements......................................... 6

        Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................11

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk............22

        PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings.....................................................22

        Item 2.   Changes in Securities and Use of Proceeds.............................22

        Item 3.   Defaults Upon Senior Securities.......................................23
        Item 4.   Submission of Matters to a Vote of Security Holders...................23
        Item 5.   Other Information.....................................................23
        Item 6.   Exhibits and Reports on Form 8-K......................................23

        Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              MARKETWATCH.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                      SEPTEMBER 30,          DECEMBER 31,
                                                           1999                  1998
                                                      -------------         -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents ........................  $  14,290,000         $     140,000
  Short-term Investments ...........................      5,436,000                    --
  Accounts receivable, net .........................      5,120,000             1,586,000
  Prepaid expenses .................................      4,442,000                 2,000
                                                      -------------         -------------
          Total current assets .....................     29,288,000             1,728,000

Property and equipment, net ........................      3,676,000               932,000
Deferred offering costs ............................             --             1,816,000
Intangible assets, net .............................      3,076,000                    --
Goodwill, net ......................................    135,548,000                    --
Other assets .......................................         46,000                11,000
                                                      -------------         -------------
          Total assets .............................  $ 171,634,000         $   4,487,000
                                                      =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .................................  $   2,876,000         $   1,969,000
  Accrued expenses .................................      2,508,000             1,688,000
  Deferred revenue .................................        240,000                14,000
  Advances from DBC ................................             --             3,946,000
                                                      -------------         -------------
          Total current liabilities ................      5,624,000             7,617,000
                                                      -------------         -------------

Stockholders' equity (deficit):
  Preferred stock ..................................             --                    --
  Common stock .....................................        142,000                90,000
  Additional paid-in capital .......................    231,103,000            53,366,000
  Deferred compensation ............................       (658,000)           (1,144,000)
  Contribution receivable ..........................    (13,378,000)          (42,948,000)
  Other accumulated comprehensive income ...........        173,000                    --
  Accumulated deficit ..............................    (51,372,000)          (12,494,000)
                                                      -------------         -------------
          Total stockholders' equity (deficit) .....    166,010,000            (3,130,000)
                                                      -------------         -------------
          Total liabilities and
             stockholders' equity (deficit) ........  $ 171,634,000         $   4,487,000
                                                      =============         =============



The accompanying notes are an integral part of these consolidated financial statements.

                              MARKETWATCH.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,
                                                           1999              1998               1999               1998
                                                       ------------       -----------       ------------       ------------
Net revenues:
  Advertising (including $125,000 and $108,000
     from DBC for the three months ended 1999 and
     1998 and $375,000 and $108,000 for the
     nine months ended 1999 and 1998) ...............  $  5,043,000       $ 1,326,000       $ 11,151,000       $  3,054,000

  News (including $413,000 and $322,000 from
     DBC and $115,000 and $0 from CBS for the
     three months ended 1999 and 1998 and
     $1,176,000 and $949,000 from DBC and
     $115,000 and $0 from CBS for the nine months
     ended 1999 and 1998) ...........................       760,000           322,000          1,997,000            949,000
  License ...........................................     1,007,000                --          1,313,000                 --
  Subscription ......................................       155,000           151,000            470,000            491,000
                                                       ------------       -----------       ------------       ------------
          Total net revenues ........................     6,965,000         1,799,000         14,931,000          4,494,000
Cost of revenues:
  Advertising and news ..............................     2,521,000           758,000          5,607,000          1,521,000
  License ...........................................        75,000                --             99,000                 --
  Subscription ......................................       138,000           115,000            427,000            304,000
                                                       ------------       -----------       ------------       ------------
          Total cost of revenues ....................     2,734,000           873,000          6,133,000          1,825,000
                                                       ------------       -----------       ------------       ------------
Gross profit ........................................     4,231,000           926,000          8,798,000          2,669,000
                                                       ------------       -----------       ------------       ------------
Operating expenses:
  Product development ...............................     1,645,000           429,000          3,115,000          1,036,000
  General and administrative ........................     2,447,000           845,000          6,222,000          2,101,000
  Sales and marketing ...............................     7,507,000         3,189,000         21,954,000          7,626,000
  Purchased in-process research and development .....            --                --            200,000                 --
  Amortization of goodwill and intangibles ..........    12,850,000                --         17,134,000                 --
                                                       ------------       -----------       ------------       ------------
          Total operating expenses ..................    24,449,000         4,463,000         48,625,000         10,763,000
                                                       ------------       -----------       ------------       ------------
Loss from operations ................................   (20,218,000)       (3,537,000)       (39,827,000)        (8,094,000)

Interest income (expense) ...........................       222,000           (54,000)           949,000            (75,000)

                                                       ------------       -----------       ------------       ------------
Net loss ............................................  $(19,996,000)      $(3,591,000)      $(38,878,000)      $ (8,169,000)

                                                       ============       ===========       ============       ============
Basic and diluted net loss per share ................  $      (1.45)      $     (0.40)      $      (3.07)      $      (0.91)
                                                       ============       ===========       ============       ============
Shares used in the calculation of basic and
  diluted net loss per share ........................    13,800,000         9,000,000         12,670,000          9,000,000
                                                       ============       ===========       ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                              MARKETWATCH.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                              1999                 1998
                                                          ------------         ------------
Cash flows used in operating activities:
  Net loss .............................................  $(38,878,000)        $ (8,169,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Provision for bad debt expense ...................        31,000              139,000
      Depreciation and amortization ....................    19,052,000              254,000
      Non-cash charges from stockholders ...............     9,570,000            5,050,000
      Write-off of in-process research and
         development ...................................       200,000                   --
      Changes in operating assets and liabilities:
         Accounts receivable ...........................    (2,861,000)            (953,000)
         Prepaid expenses and other
           current assets ..............................    (4,384,000)             (23,000)
         Deferred offering costs .......................            --           (1,059,000)
         Accounts payable and accrued expenses .........     2,544,000            1,903,000
         Deferred revenue ..............................       111,000                2,000
                                                          ------------         ------------
           Net cash used in operating
             activities ................................   (14,615,000)          (2,856,000)
                                                          ------------         ------------
Cash flows used in investing activities:
  Purchase of short-term investments ...................   (13,762,000)                  --
  Sales of short-term investments ......................     8,500,000                   --
  Purchase of property and equipment ...................    (2,715,000)            (889,000)
  Acquisition of business, net of cash acquired ........    (7,476,000)                  --
                                                          ------------         ------------

          Net cash used in investing activities ........   (15,453,000)            (889,000)
                                                          ------------         ------------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock, net ..........    48,164,000                   --
  Contributions from DBC ...............................            --              782,000
  Advances from DBC (Note 8) ...........................    (3,946,000)           3,028,000
                                                          ------------         ------------
           Net cash provided by financing
             activities ................................    44,218,000            3,810,000
                                                          ------------         ------------
Net change in cash .....................................    14,150,000               65,000
                                                          ------------         ------------
Cash at beginning of period ............................       140,000                   --
                                                          ------------         ------------
Cash at end of period ..................................  $ 14,290,000         $     65,000
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

        In connection with the formation of the limited liability company, the Company, CBS and DBC entered into a contribution agreement on October 29, 1997 (the "Contribution Agreement"), under which DBC contributed to the Company $1.0 million in cash upon consummation of the Contribution Agreement, $1.0 million in cash on October 29, 1998 and DBC's existing "Online/News" business which primarily consisted of customer contracts and intellectual property in return for its ownership interest. CBS agreed to provide $50.0 million of rate card amount advertising and promotions over a period of five years in return for its ownership interest. Under the terms of the Stockholders' Agreement, the $50.0 million rate card amount was revised to $30.0 million upon completion of the Company's initial public offering (see Note 3).

        In addition, CBS and the Company entered into a license agreement dated October 29, 1997 (the "License Agreement") under which CBS, in exchange for 30% of net advertising revenue, as defined, granted to the Company the non-exclusive right and license to use certain CBS news content and registered trademarks, including the CBS "Eye" design, for five years ending October 29, 2002, subject to termination on the occurrence of certain events. In addition to the agreements above, the Company entered into a services agreement with DBC (the "Services Agreement"). Under the terms of the Services Agreement, DBC charged the Company for certain general services and the Company receives payment from DBC for supplying news and receives a fee for licensing MarketWatch RT(TM)and MarketWatch Live(TM).

        In January 1999, the Company completed an initial public offering ("IPO") of 3,162,500 shares of common stock at $17 per share. Total proceeds to the Company were approximately $48.2 million, net of offering costs. Immediately prior to the completion of the IPO, the Company was reorganized from a limited liability company to a corporation. All share and per share data have been retroactively adjusted to reflect the reorganization.

        Effective June 9, 1999, the Company completed its acquisition of BigCharts.com, Inc. ("BigCharts"), a Minnesota corporation, in a merger transaction for $6.0 million in cash, $110.9 million worth of MarketWatch.com common stock, and $38.6 million worth of options to purchase MarketWatch.com common stock which are issuable upon exercise of options to purchase BigCharts common stock assumed in the merger. BigCharts, based in Minneapolis, is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals (see Note 6).

NOTE 2 -- REVENUE RECOGNITION

        Advertising revenue is recognized in the month earned from advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. Additionally, certain sponsorship agreements provide links to third-party web sites and generate either fixed transaction fees for monthly access or variable fees which are dependent upon the number of transactions consummated in the third-party web site by linked customers.

        Revenue related to the sale of news is recognized in the month the services are provided.

        License revenue is recognized based on contracts in which (1) the customer pays a fixed amount in exchange for access to the content for a specified period of time or (2) a customer pays a monthly fee based on the number of subscribers to their site who have access to the content. Revenue from fixed fee agreements is recognized ratably over the term of the agreement. Subscriber agreement fees are recognized based on the number of monthly subscribers who use the customer's website.

        Subscription revenues are charged to customers' credit cards and are billed in advance on a monthly basis. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

        Revenues are recognized in the month earned provided that no significant Company obligations remain and collection of the resulting receivable is probable.

        Revenues from barter transactions are recognized in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"). The
Company has entered into transactions with certain customers to barter advertising space and content during the nine months ended September 30, 1999. The Company has not recorded revenue or related expense for these transactions since the value cannot be objectively determined with any degree of reliability.


NOTE 3 -- AGREEMENTS WITH CBS AND DBC

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

        In January 1999, the Company and CBS entered into an Amended and Restated License Agreement (the "Amended and Restated License") that superseded and replaced the License Agreement. The Amended and Restated License became effective immediately prior to the IPO. Under the Amended and Restated License, in return for the right to use the CBS name and logo as well as the CBS Television Network news content, the Company will be obligated to pay a royalty to CBS of: (i) during 1999, (A) 8% of Gross Revenues in excess of $500,000 and up to and including $50.5 million and (B) 6% of Gross Revenues in excess of $50.5 million, and

(ii) in subsequent years through the termination of the License Agreement on October 29, 2005, (A) 8% of Gross Revenues up to and including $50.0 million and
(B) 6% of Gross Revenues in excess of $50.0 million. CBS will have the right to terminate the agreement in certain circumstances, including breach of a material term or condition of the agreement, insolvency, bankruptcy or other similar proceeding, discontinuance of use of the MarketWatch logo without providing an acceptable substitute, or acquisition or issuance of certain percentages of the Company's common stock or voting power by or to a CBS competitor. In addition, CBS will retain significant editorial control over the use and presentation of the CBS news content and the CBS logo and has the ability to prevent the Company from displaying certain types of content, which are unacceptable to CBS. The Amended and Restated License will expire on October 29, 2005.

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

        In January 1999, the Company and DBC entered into an Amended and Restated Services Agreement (the "Amended Services Agreement"), which supersedes and replaces the Services Agreement. Under the Amended Services Agreement, DBC will provide the Company with hosting services, software programming assistance, data feeds, communications lines, office space and related facilities, network operations and Web site management services as well as certain administrative and engineering services if requested by the Company. The Amended Services Agreement provides for DBC to grant the Company certain nonexclusive licenses to its data and information feeds and provides for certain network Web site hosting performance standards. DBC will also pay the Company a monthly per subscriber fee ranging from $2.50 to $5.00, subject to a monthly minimum of $100,000 through October 2002, for delivery of the Company's news to all DBC subscribers, as defined. The Company is also required to pay DBC 25% and 75% of subscription revenues for MarketWatch RT(TM) and MarketWatch Live(TM), respectively. The term of the Amended Services Agreement will expire on October 29, 2005.

        In January 1999, the Company and DBC entered into a Revolving Credit Agreement (the "Credit Agreement") whereby DBC will be obligated to loan the Company up to $5.0 million through October 2000. Borrowings under the Credit Agreement will be unsecured and bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2%. All previous advances from DBC under the Limited Liability Company Agreement of the LLC between CBS and DBC (the "LLC Agreement") were included against the borrowings under the Credit Agreement. As of September 30, 1999 the Company had no outstanding borrowings under the Agreement.

        In January 1999, the Company, CBS and DBC entered into a Registration Rights Agreement ("Registration Agreement"). CBS and DBC, and their affiliates and permitted transferees will have certain registration rights for the securities of the Company held by them under the Registration Agreement.

NOTE 4 -- COMPREHENSIVE NET INCOME (LOSS)

        Comprehensive net income (loss) is comprised of net loss and other comprehensive earnings such as unrealized gains or losses on available-for-sale marketable securities. The Company's total comprehensive net losses were as follows:

                                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                                         --------------------------------         --------------------------------
                                                             1999                1998                 1999                1998
                                                         ------------         -----------         ------------         -----------
Net loss                                                 $(19,996,000)        $(3,591,000)        $(38,878,000)        $(8,169,000)
Other comprehensive income
Unrealized gains on available for sale marketable
  securities                                                  114,000                  --              173,000                  --
                                                         ------------         -----------         ------------         -----------
  Comprehensive net loss                                 $(19,882,000)        $(3,591,000)        $(38,705,000)        $(8,169,000)
                                                         ------------         -----------         ------------         -----------

NOTE 5 -- NET LOSS PER SHARE

        Basic net loss per share is computed using the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

        Options to purchase 1,691,557 and 866,000 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

NOTE 6 -- BUSINESS ACQUISITIONS

        On June 9, 1999, MarketWatch.com completed its acquisition of BigCharts for $6.0 million in cash, shares of MarketWatch.com common stock and assumed options to purchase MarketWatch.com common stock valued at $110.9 million and $38.6 million. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The results of operations and assets of Big Charts were reflected on the Company's financial statements commencing June 1, 1999. BigCharts, based in Minneapolis, is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals. It is one of the most heavily trafficked financial sites and an industry-leading provider of objective, data-driven online financial content for self-directed investors. The Company recorded acquisition expenses of $2.0 million in connection with the acquisition in the second quarter of 1999. The $2.0 million primarily consisted of accounting and legal fees and other related transactions costs. The following are unaudited pro forma condensed consolidated results of operations for the Company and BigCharts presented on the basis that the acquisition had taken place and the related charges, noted above, were recorded at the beginning of each of the periods presented. These results are not indicative of the actual results that would have occurred had the transaction taken place at the beginning of the period:

                                     Nine Months Ended         Nine Months Ended
                                     September 30, 1999       September 30, 1998
                                     ------------------       ------------------
Pro forma net revenue                  $  16,762,000            $   5,863,000
Pro forma net loss                     $ (60,038,000)           $ (47,402,000)
Pro forma net loss per share           $       (4.42)           $       (4.48)

Pro forma shares outstanding              13,595,069               10,588,000

        The total purchase price of $157.5 million was allocated to the fair value of the assets acquired and liabilities assumed, identified intangible assets and goodwill as follows:

                                                     Expected
                                 Allocation            Life
                               -------------         ---------
Tangible assets                $   1,914,000
Liabilities assumed                 (656,000)
Intangible assets:
  Existing technology              2,000,000         2 years
  In-process technology              200,000                --
  Trademark                          500,000         3.5 years
  Customer contacts                  300,000         1.5 years
  Workforce                          800,000         3.5 years
Goodwill                         152,491,000         3 years
                               -------------
Total purchase price           $ 157,549,000
                               =============

The Company assesses the recoverability of its long term assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If it became probable that the projected future undiscounted cash flows of acquired assets were less than the carrying value of the goodwill, we would recognize an impairment loss in accordance with the provisions of SFAS No. 121. No impairment has been identified to date.

NOTE 7 -- AMERICA ONLINE AND YAHOO!

        In September 1999, we entered into a three-year distribution agreement with America Online, Inc. ("AOL") to be AOL's premiere provider of business and financial news for AOL's network including AOL's proprietary service, AOL.com, CompuServe and Netscape (collectively, "AOL Members"). Under the agreement, we will create a co-branded site that will enable AOL Members to access MarketWatch.com content and investment management tools through the AOL portal. The Company and AOL have also agreed to collaborate in sales and marketing efforts.

        In August 1999, the terms of the YAHOO! agreement were amended. Under the terms of the amended agreement, we have extended the terms to include additional advertising and slotting fees of $1.6 million over a twelve month period beginning on January 1, 2000.

NOTE 8 -- RELATED PARTY TRANSACTIONS

        Analyses of the advances from DBC to the Company are as follows:

                                              Three Months Ended                         Nine Months Ended
                                    September 30, 1999    September 30, 1998    September 30, 1999    September 30, 1998
                                    ------------------    ------------------    ------------------    ------------------
Balance as of the beginning
  of the period                         $       --           $  1,539,000          $  3,946,000          $         --
Expenses paid by DBC on
  behalf of the Company                     72,000              3,106,000             2,069,000             6,168,000
Expenses allocated by DBC
  to the Company                           455,000                177,000             1,107,000               517,000
Royalty fees to DBC                         58,000                 40,000               171,000               117,000
News revenue from DBC                     (413,000)              (322,000)           (1,176,000)             (949,000)
Web advertising revenue
  from DBC                                (125,000)              (108,000)             (405,000)             (108,000)
Receivables collected by DBC
  on behalf of the Company                 (47,000)              (128,000)             (195,000)             (988,000)
Interest payable on advances
  from DBC                                      --                 54,000                24,000                75,000
Cash advances (payments)
  from DBC, net                                 --             (1,330,000)           (4,603,000)           (1,022,000)
Cash contributions                              --                     --              (938,000)             (782,000)
                                        ----------           ------------          ------------          ------------
Balance as of the
  end of the period                     $       --           $  3,028,000          $         --          $  3,028,000
                                        ==========           ============          ============          ============

        A majority of the expenditures and liabilities charged by DBC to the Company were incurred by DBC and directly charged or allocated to the Company. The expenses which were paid on behalf of the Company by DBC totaled $72,000 and $3.1 million for the three-month periods ended September 30, 1999 and 1998 and $2.1 million and $6.2 million for the nine-month periods ended September 30, 1999 and 1998, respectively. Direct charges primarily consist of payroll and related costs, consulting, commissions and access fees for information from various exchange markets. Allocated charges totaled $455,000 and $177,000 for the three-month periods ended September 30, 1999 and 1998 and $1.1 million and $517,000 for the nine-month periods ended September 30, 1999 and 1998, respectively, and related to general services that include cash management, accounting, network operations and hosting of the Company's web pages and data feeds provided pursuant to the Amended and Restated Services Agreement. Charges for these services and equipment usage are allocated based upon DBC's estimate of costs attributable to the operations of MarketWatch.com.

        Direct charges for subscription revenues for MarketWatch Live and MarketWatch RT were $58,000 and $40,000 for the three-month periods ended September 30, 1999 and 1998 and $171,000 and $117,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. News revenues are based on the number of DBC subscribers and were $413,000 and $322,000 for the three-month periods ended September 30, 1999 and 1998 and $1.2 million and $949,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. Included in accounts receivable at September 30, 1999 is $284,000 owed to the Company by DBC.

        The Company has recorded advertising expenses of $9.6 million and $5.0 million at rate card value for the nine months ended September 30, 1999 and 1998, respectively, for advertising and promotion provided by CBS.

        The Company has recorded $115,000 in news revenue for the nine months ended September 30, 1999 for the CBS MarketWatch Weekend television show sold to CBS. Costs associated with the show are included in advertising and news costs of sales.

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

        Since we were formed as an LLC, MarketWatch.com has operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. MarketWatch.com has continued selling advertising banners and sponsorships on its Website and subscriptions to MarketWatch RT, MarketWatch Live and news to DBC and others.

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

        Our revenue has grown recently and our ability to generate significant revenue in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our very limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to significantly increase our operating expenses to grow our business. Because of non-cash charges in connection with our acquisition of BigCharts, we also expect to incur net losses. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

        Immediately prior to the closing of our initial public offering in January 1999, our agreements with CBS and DBC were amended so that:

        - CBS will contribute $30.0 million in rate card advertising through October 2002 instead of $50.0 million,

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

        Effective June 9, 1999, MarketWatch.com completed its acquisition of BigCharts, for $6.0 million in cash, shares of MarketWatch.com common stock and assumed options to purchase MarketWatch.com common stock valued at $110.9 million and $38.6 million. BigCharts, based in Minneapolis, is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals. It is one of the most heavily trafficked financial sites and an industry-leading provider of objective, data-driven online financial content for self-directed investors. The Company believes that the acquisition of BigCharts provides (1) additional analytical tools for existing MarketWatch.com users, (2) increased customer base for the MarketWatch news content and (3) increased inventory for advertising. The Company's expenses will increase in future periods to reflect the costs associated with the operations of the BigCharts website.

RESULTS OF OPERATIONS

NET REVENUES

        Net revenues are primarily derived from the sale of advertising on our web site, license of BigCharts charting content, subscription sales from MarketWatch RT and MarketWatch Live, and the sale of news to DBC, CBS and other clients. Net revenues increased by 287% to $7.0 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998, and increased 232% to $14.9 million for the nine months ended September 30, 1999 from $4.5 million for the nine months ended September 30, 1998. The increases in total net revenues are due primarily to the increases in the number of ads placed on our web sites, the license revenue associated with a full quarter of the licensing of BigCharts content and the introduction of the CBS MarketWatch Weekend television show in September 1999. The increases in advertising revenues were caused by several interrelated factors, including the following:

        - increased number of advertisers;

        - increased users on our Web site and resultant page views with advertisements contained on those pages;

        - increased inventory available for sale on the BigCharts site as a result of the acquisition;

        - increased size and productivity of our direct sales force; and

        - increased flexibility and sophistication of advertising packages offered to advertisers

        Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a majority of net revenues from selling advertisements. The market for Web advertising is intensely competitive, and advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web site or lower click-through advertising rates as a result of such competition or otherwise, future revenues could be adversely affected.

COST OF REVENUES

        Cost of revenues primarily consists of costs related to advertising and news including compensation, royalties payable to CBS and content providers, amortization of intangibles associated with the purchase of BigCharts, web site infrastructure costs allocated from DBC and costs of serving ads by DoubleClick, costs related to license revenue including communication lines, and costs related to subscriptions including exchange fees and communication lines. Cost of revenues increased by 213% to $2.7 million for the three months ended September 30, 1999 from $873,000 for the three months ended September 30, 1998, and increased 236% to $6.1 million for the nine months ended September 30, 1999 from $1.8 million for the nine months ended September 30, 1998. Cost of news and advertising revenues increased due to the addition of news reporters and editors, additional network communications lines to accommodate increased traffic on our web sites, DoubleClick costs to serve advertisements on the site, amortization of intangibles, and royalties paid to CBS. Royalties to CBS were $418,000 and $0 for the three months ended September 30, 1999 and 1998, respectively and $799,000 and $0 for the nine months ended September 30, 1999 and 1998, respectively. Cost of licensing revenues increased due to the addition of BigCharts and cost of subscription revenues increased as more users subscribed to MarketWatch.com services in comparison to the third quarter of the prior year. As a percentage of net revenues, cost of revenues were 39% and 49% for the three months ended September 30, 1999 and 1998, respectively, and 41% for the nine months ended September 30, 1999 and 1998. For the quarter, the decrease as a percentage of net revenues is due to the addition of licensing revenue from BigCharts in excess of the corresponding increase in licensing expense and an increase in advertising revenue in excess of the associated increases in headcount and other costs. For the nine-month periods, costs of revenues have increased at the same incremental rate as revenue due to an increase in compensation for additional editorial staff and increases in overall headcount necessary to support revenue growth. We expect cost of revenues in absolute dollars to increase in the future as a result of royalties payable to CBS as we have exceeded the royalty exempt revenue level of $500,000 in our license agreement with CBS. In addition, we intend to increase the number of editorial staff in the future, which will lead to an increase in cost of revenues.

PRODUCT DEVELOPMENT

        Product development expenses primarily consist of license fees for content, compensation for software developers and expenses for contract programmers and developers. Product development expenses increased by 283% to $1.6 million for the three months ended September 30, 1999 from $429,000 for the three months ended September 30, 1998, and increased 201% to $3.1 million for the nine months ended September 30, 1999 from $1.0 million for the nine months ended September 30, 1998. Product development expenses increased due to the hiring of additional employees, the purchase of BigCharts and associated expenses and the amortization of deferred compensation for development personnel in the first three quarters of 1999. Product development expenses were 24% of net revenues for the three months ended September 30, 1999 and 1998 and 21% and 23% for the nine months ended September 30, 1999 and 1998, respectively. Product development costs remained constant for the quarter and decreased for the nine months as a percentage of net revenues as a result of increased net revenues.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses primarily consist of compensation for finance, business development and administrative personnel, allocations from DBC for administrative services, occupancy costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses increased by 190% to $2.5 million for the three months ended September 30, 1999 from $845,000 for the three months ended September 30, 1998, and increased 196% to $6.2 million for the nine months ended September 30, 1999 from $2.1 million for the nine months ended September 30, 1998. General and administrative expenses in absolute dollars increased due primarily to costs related to the acquisition of BigCharts as well as travel expenses, directors and officers liability insurance expense, and professional service fees associated with the acquisition. To a lesser extent, costs increased due to increased headcount, occupancy, legal and consulting expenses as well as costs associated with the amortization of deferred compensation in the first three quarters of 1999. We hired additional personnel and incurred additional costs related to being a public company. As a percentage of net revenues, general and administrative costs were 35% and 47% for the three months ended September 30, 1999 and 1998, respectively and 42% and 47% for the nine months ended September 30, 1999 and 1998, respectively. As a percentage of net revenues, general and administrative expenses decreased for the quarter and nine-month period as net revenues increased at a higher rate than the expenses. We believe that the absolute dollar level of general and administrative expense will increase in future periods as a result of an increase in personnel to support the Company's larger operations particularly related to the acquisition of BigCharts.

SALES AND MARKETING

        Sales and marketing expenses primarily consist of promotion and advertising provided by CBS, online and offline advertisements, advertising commissions, promotional materials, compensation and sales commissions to our direct sales force. Sales and marketing expenses increased by 135% to $7.5 million for the three months ended September 30, 1999 from $3.2 million for the three months ended September 30, 1998, and increased 188% to $22.0 million for the nine months ended September 30, 1999 from $7.6 million for the nine months ended September 30, 1998. Sales and marketing expenses increased in absolute dollars during the quarter and nine-month period due to a number of factors including:

        - increase in amortization of promotions and advertising contributed by CBS in the first three quarters of 1999;

        - growth of our direct sales force in the first three quarters of

        1999 and increased sales commissions from higher advertising sales;

        - increased purchases of Web banner ads to promote our products and services;

        - payments for the CBS MarketWatch Weekend television show promotion;

        - increased purchases of traditional print and broadcast advertising in 1999 to promote our products and services; and

        - increased payments to distribution partners in 1999.

        We record an expense at the time the advertising and promotion is provided by CBS under the Amended and Restated License Agreement based on the rate card value of the advertising. We recorded non-cash advertising expense of $2.7 million and $1.6 million at the rate card value for the three months ended September 30, 1999 and 1998, respectively, and $9.6 million and $5.0 million for the nine months ended September 30, 1999 and 1998, respectively, related to services provided by CBS. We have recorded aggregate non-cash advertising expense of $16.6 million of the $30.0 million CBS has agreed to provide. As a percentage of net revenues, sales and marketing expenses were 108% and 177% for the three months ended September 30, 1999 and 1998 and 147% and 170% for the nine months ended September 30, 1999 and 1998, respectively. Sales and Marketing expense as a percentage of net revenues decreased for the quarter and nine-month period due to a planned hold on spending in 1999 during the historically low-volume trading months of July and August and as a result of increased revenue.

        We anticipate that sales and marketing expenses in absolute dollars will increase in future periods as we continue to pursue an aggressive brand-building strategy through advertising and distribution and continue to build our direct sales organization.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

        Of the $157.5 million purchase price for BigCharts, $200,000 was allocated to in-process research and development, which was expensed in full upon completion of the acquisition in June 1999.

AMORTIZATION OF GOODWILL AND INTANGIBLES

        Of the $157.5 million purchase price for BigCharts, $152.5 million was allocated to goodwill, which is being amortized over 3 years, and $3.6 million was allocated to intangible assets, which are being amortized over periods ranging from 1.5 to 3.5 years. Amortization of goodwill and intangibles for the three and nine months ended September 30, 1999 was $13.0 million and $17.5 million, respectively.

INTEREST INCOME (EXPENSE)

        Interest income of $222,000 for the three months ended September 30, 1999 and $949,000 for the nine months ended September 30, 1999 resulted from interest income on the proceeds from our IPO. Interest expense of $54,000 and $75,000 for the three and nine months ended September 30, 1998 resulted from borrowings from DBC.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash, cash equivalents and short-term investments totaled $19.7 million at September 30, 1999, representing 12% of total assets compared to $140,000 at December 31, 1998 due to the inflow of cash from our initial public offering in the first quarter of 1999. We have invested our cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with Statements of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities" these investments are classified as "available for sale".

        Cash used in operating activities was $14.6 million and $2.9 million for the nine months ended September 30, 1999 and 1998, respectively. Cash outflow in 1999 is primarily the result of a net loss of $38.9 million, offset by non cash charges of $9.6 million for advertising provided by CBS, $17.5 million in amortization of goodwill and intangibles, and a write-off of in-process research and development related to the acquisition of BigCharts of $200,000. Significant uses of cash in operations for the nine months ended September 30, 1999 include costs associated with increased sales and marketing activities to establish and promote our products and services and payments to distributors and advertisers.

        Cash used in investing activities was $15.5 million and $889,000 for the nine months ended September 30, 1999 and 1998, respectively. Cash was used in the current year primarily for the purchase of BigCharts and short term investments, and for capital expenditures. The BigCharts purchase included a cash payment of $6.0 million to stockholders and financial advisors of BigCharts, and $1.5 million in acquisition related costs. Capital expenditures have generally consisted of purchases of computer hardware and leasehold improvements related to leased facilities and are expected to increase in future periods. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and we anticipate that this will continue in the future.

        Cash provided by financing activities were $44.2 million and $3.8 million for the nine months ended September 30, 1999 and 1998, respectively. Cash inflow was generated by the initial public offering completed in January of 1999 of 3,162,500 shares of common stock at $17 per share with proceeds of $43.9 million net of underwriting and offering expenses and the repayment of amounts owed to DBC.

        We have entered in to certain agreements with Yahoo! and AOL to make payments for advertising and slotting over the next three years. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site. At September 30, 1999 a total of $9.1 million will be paid in fulfillment of these commitments over the next three years.

        To date, we continue to be substantially dependent on DBC for much of our financial and operational services and related support functions. We believe the implementation of an independent accounting system, financial, operational and management controls, and reporting systems and procedures will be necessary to support the continued expansion of our operations. As a consequence, we intend to expend working capital to support the development of infrastructure.

        Under the terms of the LLC Agreement between CBS and DBC and, subsequently, the Credit Agreement between MarketWatch.com and DBC, DBC agreed to advance us up to an aggregate of $5.0 million on a revolving basis through October 29, 2000. Borrowings will bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% and are due on October 29, 2000. As of September 30, 1999, there were no advances from DBC under this Credit Agreement. We used a portion of the net proceeds from our initial public offering to repay all outstanding advances from DBC.

        We expect to incur significantly higher costs in the future to grow our business, as a result of our acquisition of BigCharts, content creation costs, and sales and marketing costs. We believe that the net proceeds from our initial public offering, together with cash from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or DBC elects to maintain their percentage interest pursuant to the exercise of the purchase right they have under the stockholders' agreement between them and us, then CBS or DBC would not necessarily suffer a reduction in their ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of our common stock.

YEAR 2000 READINESS

        DBC. We rely on DBC's information systems for customer billing, accounting and administration as well as DBC's servers and personnel for Web site hosting. DBC has advised us that it has substantially completed a comprehensive review of its products, information systems and critical suppliers for Year 2000 compliance, and has reported that its computer and communications networks are Year 2000 compliant. In addition, the DBC servers host the MarketWatch.com Web site. Any disruption in the functionality of the servers could adversely affect services provided to our users. DBC's Y2K status is as follows:

- The Company has sought compliance statements from each of its significant suppliers, most of which have provided positive assurances regarding their compliance. DBC will continue to work with those who are not yet Y2K compliant.

- In the normal course of business, DBC is replacing its administrative systems for accounting, billing and customer management.

        The new systems will be fully Y2K compliant. Implementation of new systems include substantial new functionality in addition to being Y2K compliant.

        Third-Party Suppliers. DBC and MarketWatch.com utilize software and computer equipment from third party suppliers. DBC and MarketWatch.com also rely on information, provided electronically by a number of outside suppliers. Based on representations received from suppliers and completed and ongoing compliance testing, DBC has advised us that its critical suppliers are or will be Year 2000 compliant in all material respects before the Year 2000. Based on representations from our other software and equipment suppliers, we believe that our software and other computer hardware is Year 2000 compliant. These third party suppliers have represented that the software used to serve the BigCharts sites are Year 2000 compliant. We also rely on solutions provided by DoubleClick for the delivery of our advertising and user measurement. We have been informed by them that their solutions are, or will be, Year 2000 compliant in all material respects. Failure of third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations and financial condition.

        Internal Systems. We have not initiated an assessment of our non-information technology systems, including our electrical, heating and telephone systems. We do not expect any Year 2000 issues to arise with respect to these systems, however, if such issues arise, we do not expect that they would have a material adverse effect on our business.

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

        Failures of our systems to operate properly with regard to the Year 2000 could result in our Web sites being unavailable and our products and services not functioning properly. Unavailability of our Web sites due to a lack of Year 2000 compliance could have a material adverse impact on our revenues and operating expenses.

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

        DBC has advised us that it has developed certain contingency options in the event of a failure due to Year 2000 issues For example, if one data provider fails, it is possible that there is another data provider that provides substantially similar information that could be integrated into DBC s data feed. There are certainly no foolproof contingency plans that cover every possible failure. However, DBC will continue to develop potential solutions so that it is as prepared as possible in the event of a failure. If we are unable to utilize DoubleClick as a result of Year 2000 issues, we believe we could either seek to obtain another vendor or deliver advertising using our own systems as we did in the past. However, we may not be able to replace DoubleClick with another vendor on reasonable terms, or if we delivered advertising ourselves, we may not be able to track or measure the advertising to the same extent as DoubleClick.

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

        - we issue voting securities to, or actively participate in the acquisition of our voting power by a CBS competitor that results in such competitor directly or indirectly owning 9% or more of our voting power; or

        - we discontinue using the MarketWatch trademark and do not establish a substitute mark acceptable to CBS.

If our agreement with CBS is terminated prior to the end of its term, our business could be adversely affected. Also, we have no formal agreement with CBS with respect to any of our correspondents who provide reports to CBS or any of its affiliates. Therefore, there can be no assurance that these services will continue in the future.

        CBS has agreed, subject to certain limitations, to provide us an aggregate rate card amount of $30.0 million of advertising and on-air promotions during the period from October 29, 1997 through October 29, 2002 and we have recognized $16.6 million of this rate card amount through September 30, 1999. However, the timing and placement of these advertisements and promotions are subject to CBS's discretion. CBS could discontinue promoting us in the manner that it currently does. CBS also makes no guarantees to us as to the demographic composition or size of the audience that views these advertisements or promotions. This advertising and on-air promotion, as well as our association with the CBS brand, are important elements of our strategy to increase our brand awareness. This obligation will terminate if our license agreement terminates.

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

        General Services. DBC provides us with certain general services, including accounting services and human resources services. We reimburse DBC for its actual costs of providing these services.

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

CONTROL BY CBS AND DBC

        As of September 30, 1999, CBS and DBC each owned approximately 33% of our outstanding common stock. CBS and DBC have certain rights to have representatives on our board of directors generally based upon the percentage of our voting securities that they hold. Currently, they each have three representatives. As a result of their share ownership and other rights, CBS and DBC collectively are able to control our management and affairs, elect a majority of our Board of Directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

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

        - demand for BigCharts content;

        - fees we may pay for distribution or content agreements or other costs we incur as we expand our operations;

        - new services introduced by us or our competitors;

        - competitive factors;

        - technical difficulties or system downtime affecting the Web generally or the operation of our Websites; or

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

        The integration of operations, technology and personnel of MarketWatch.com and BigCharts has been and will continue to be a complex, time consuming and expensive process and may disrupt MarketWatch's business if not completed in a timely and efficient manner. MarketWatch.com must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices. MarketWatch.com and BigCharts may encounter substantial difficulties, costs and delays involved in integrating their operations, including:

        - potential incompatibility of business cultures;

        - perceived adverse changes in business focus;

        - potential conflicts in sponsor, advertising or content relationships; and

        - the loss of key employees and diversion of the attention of management from other ongoing business concerns.

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

        We have been and continue to be substantially dependent on DBC for many of our financial, administrative and operational services and related support functions. We may not be able to perform these financial, administrative, operational and support functions effectively as an independent company. In addition, we believe that we will need further improvements in these systems, controls and procedures to manage our growth. Our future financial performance could be adversely affected if DBC or we do not perform these functions effectively or if we do not implement these systems, controls and procedures successfully.

WE WILL NEED TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES TO ATTRACT USERS, ADVERTISERS, AND CONTENT

        We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. For example, for the month of September 1999, approximately 11% of our traffic came from Yahoo!. There is intense competition for placements on these sites, and to be able to enter into these types of relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they may not attract significant numbers of users. Therefore, our site may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish and maintain these relationships.

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

WE DEPEND ON OUR DIRECT SALES FORCE TO SELL ADVERTISING ON OUR WEB SITE

        Until early 1998, we relied upon third parties to sell advertisements on our web site. Since that time, we created our own internal sales force. As of September 30, 1999, our sales group had 33 members. We depend on our sales force to sell advertising on our web sites. This involves a number of risks:

        - many of our sales personnel have only worked for us for a short period of time;

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

IF WE DO NOT DEVELOP NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITES, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF USERS

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

WE DEPEND ON THE CONTINUED GROWTH IN THE USE OF THE WEB, PARTICULARLY FOR FINANCIAL NEWS AND INFORMATION

        Our market is new and rapidly evolving. Our business would be adversely affected if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, such as:

        - inadequate network infrastructure;

        - security concerns;

        - inconsistent quality of service; and

        - unavailability of cost-effective, high-speed service.

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

WE DEPEND ON THE SALE OF ADVERTISEMENTS ON OUR WEB SITES AND IF WEB ADVERTISING DOES NOT BECOME ACCEPTED, OUR BUSINESS WOULD BE HARMED

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

WEB SECURITY CONCERNS COULD HINDER INTERNET COMMERCE

        The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Web. Any well-publicized compromise of security could deter more people from using the Web or from using it to conduct transactions that involve transmitting confidential information, such as stock trades or purchases of goods or services. Because many of our advertisers seek to advertise on our Web sites to encourage people to use the Web to purchase goods or services, our business could be adversely affected.

        We may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short-term investments classified as "available for sale". In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 1999, all of our investments mature in less than one year.

        Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USED PROCEEDS

        On January 14, 1999, the Company's Registration Statement on Form S-1 (File No. 333-65569) was declared effective by the Securities and Exchange Commission which registration statement related to the Company's initial public offering of common stock. The managing underwriters of this offering were BT Alex Brown Incorporated and Donaldson Lufkin & Jenrette Securities Corporation, who acted as Joint Book Running Managers, and Salomon Smith Barney Inc. and First Albany Corporation. All of the 3,162,500 shares registered were sold by the Company. All of the shares of common stock were sold at a public offering price of $17.00 per share, for an aggregate offering price of $53,763,000. The amount of offering expenses were $5,931,000, including underwriting discount of $3,763,000 and other offering expenses of $2,168,000 for net proceeds to the Company of $47,832,000. As of September 30, 1999, the net proceeds to the Company have been applied as follows: (i) $4.6 million for repayment of outstanding indebtedness to Data Broadcasting Corporation, an affiliate of the Company, (ii) $5.4 million in temporary investments, (iii) $17.3 million for working capital and (iv) $7.5 million relating to the purchase of BigCharts.

        On June 9, 1999, the Company acquired all of the issued and outstanding capital stock of BigCharts, Inc. pursuant to a merger of a newly formed, wholly owned subsidiary of the Company with and into BigCharts, in exchange for 1,589,138 shares of the Company's common stock. In addition, the Company assumed options to purchase capital stock of BigCharts, which options are exercisable for an aggregate of 585,824 shares of the Company's common stock. The issuance of shares of the Company's common stock and the assumption of options were made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

        NONE.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.


Dated: November 15, 1999                By: /s/ J. PETER BARDWICK

                                            J. Peter Bardwick
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Dated: November 15, 1999                By: /s/ JOE BRICHLER

                                            Joe Brichler
                                            Controller
                                            (Principal Accounting Officer)

MARKETWATCH.COM, INC.

INDEX TO EXHIBITS

                                                                        EXHIBIT
TITLE                                                                     NO.
-----                                                                   -------
Financial Data Schedule*...............................................   27.1


* THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARKETWATCH.COM, INC. FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.