Form 10-K405
period 1999-12-31
MARKETWATCH COM INC
filed 2000-03-30
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-25113

MarketWatch.com, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3315360
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

825 Battery Street
San Francisco, California    94111
(Address of Principal Executive Offices including Zip Code)

(415) 733-0500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 20, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant was $185,190,230.

      The number of shares of the Registrant's Common Stock outstanding as of March 20, 2000 was 14,108,696.

DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: portions of the registrant's proxy statements for its 2000 annual meeting of stockholders are incorporated by reference.

MARKETWATCH.COM, INC.

1999 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 4A: Executive Officers

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Consolidated Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Item 8. Consolidated Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

Signatures

MARKETWATCH.COM, INC.

PART I

Item 1. Business

EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF OUR BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO RISKS AND ACTUAL RESULTS COULD DIFFER MATERIALLY. THE FORWARD-LOOKING STATEMENTS IN THE SECTIONS ENTITLED "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS" AS WELL AS THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT CONTAIN A DISCUSSION OF SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. OWNERSHIP OF OUR SECURITIES BY CBS OR DBC SHOULD NOT BE VIEWED AS A RECOMMENDATION BY EITHER COMPANY TO ACQUIRE OR HOLD THE COMMON STOCK.

We are a leading Web-based provider of comprehensive, real-time business news, financial programming and analytic tools. We carefully design and regularly update our Web sites to provide well-organized, relevant and clear content. Our staff of approximately 90 professional journalists, including freelance journalists, creates in-depth, up-to-the-minute business and financial commentary and analysis throughout the trading day and our correspondents regularly appear on CBS Television and CBS Radio News. We have important strategic relationships with our principal stockholders Data Broadcasting Corporation, or DBC, and CBS Broadcasting Inc., or CBS.

Our goal is to create the preeminent brand for real-time business news and financial information on the Web. We believe our consistent focus on original and authoritative content and our access to a national media audience through our CBS relationship will help us achieve this goal. In the fourth quarter of 1999, our Web sites attracted an average of 6.9 million unique visitors per month, who generated approximately 525 million page views, as compared with approximately 2.3 million unique visitors per month, who generated approximately 160 million page views in the fourth quarter of 1998. Our visitor information was based on information provided to us by DoubleClick, Inc., the company which delivers ads on our Web sites and measures and tracks our users.

MarketWatch.com Web Properties

MarketWatch.com Web properties provide comprehensive business and financial news, financial programming and analytic tools, including historic charting capabilities from our BigCharts Web property, which we acquired in June 1999. Our staff of approximately 90 professional journalists, including freelance journalists, offers real-time coverage of business and financial news and in- depth commentary on market-moving trends and events, all provided to our users free of charge. Our CBS.MarketWatch.com Web site also offers personal finance commentary and data, community features and other services designed to provide a "one-stop-shop" for our audience's financial information needs. Recent additions to the CBS.MarketWatch.com Web site include columns by well-known commentators, international market news, enhanced personal portfolio tracking features, financial sector analysis and coverage of SEC filings. We believe that offering comprehensive business news, financial programming and analytic tools is critical to our success as it enables us to increase audience loyalty and sense of community, average usage time and repeat visits.

News and Editorial Content

The CBS.MarketWatch.com front page is carefully designed and frequently updated throughout the trading day by our journalists and editors in San Francisco, New York, Washington D.C., London and Tokyo to inform our audience of the important stories of the moment. Unlike many of our Web-based competitors, we do not rely exclusively on automatic editing and display systems; we instead leverage our journalistic expertise to add a strong editorial framework to our content. From the CBS.MarketWatch.com Web site's "front page," users can access news stories, columns and headlines written by our reporters and third parties, such as Reuters, Associated Press, Financial Times and PR Newswire, as well as stock quotes and other business and financial data and analytic tools. We also have devoted staff to cover special areas of interest, including initial public offerings, investment conferences, the fixed income markets, mutual funds, mortgages, microcap stocks, futures and options and technology stocks. The CBS.MarketWatch.com Web site also offers selected audio and video clips of news reports recently broadcast on our CBS MarketWatch Weekend television show, the CBS Television Network, CBS Radio and our MarketWatch Radio Network by our correspondents. Users can also search a historical database of news stories by company name and ticker symbol.

We work with CBS News' global operations and presence to expand our coverage of international business and financial news. In addition to providing news coverage for the CBS.MarketWatch.com Web site, our journalists provide financial news to CBS Television News and CBS Radio news programming. We believe that providing news reports for CBS and working with CBS News journalists will create an opportunity to enhance our reputation and audience reach.

Our staff of approximately 90 professional journalists, including freelance journalists who write for us, are experienced editors, bureau chiefs and reporters with high standards for reporting and editing. We believe our staff provides us with a significant competitive advantage. For example, Larry Kramer, our Chief Executive Officer, was Executive Editor of the San Francisco Examiner and a financial reporter and Metro Editor of The Washington Post. Our staff also includes Thom Calandra, our Editor-in-Chief, who has been a financial columnist for the San Francisco Examiner, the London-based, lead markets editor for Bloomberg News and Online Money Editor for USA Today Online; Paul Erdman, a renowned economist and author; and Irwin Kellner, a former Chief Economist for Manufacturers Hanover Trust Bank; as well as a number of other journalists who previously worked for Bloomberg News, Associated Press, UPI, CBS Radio news, Fox News Internet and Dow Jones Television. We believe that we are one of the few Web-based companies that offers this level of journalism.

We create and publish on the CBS.MarketWatch.com Web site real-time commentary and analysis of business and financial news and a number of regular columns by our experienced editorial staff. News features include real-time headlines, stock market news and updates and coverage of technology stocks, bond markets, initial public offerings and other areas of interest to our audience.

These features include:

  Front Page. Our front page includes top stories, a market index snapshot, links to headlines, commentary, stock quotes, charting, broadband features, personal finance and our marketplace featuring our e-commerce partners. Our front page provides our users with a real-time picture of the market and creates one-click access to specific points of interest.
  Market Data. Quotes, charts, indexes, research alerts, currencies, global market news, bonds and market calendars provide users with the data to make informed financial decisions.
  Commentary. A collection of editorial commentary produced by staff and free-lance journalists. Features include Thom Calandra's Stock Watch, Bazdarich on Bonds, Kellner's Forecast, Farrell on Funds, Marshall Loeb's Personal Finance Report, the Clueless Investor and IPOnder.
  Mutual Fund Center. A mutual fund expert provides "Superstar Fund" listings and edits the CBS.MarketWatch.com Web site's mutual fund section. This section offers Lipper Mutual Fund Profiles and provides links to other mutual fund listings, news headlines, fund ratings and rankings, quotes and charts. This section also offers a "Fund University" section, which provides various mutual fund educational information and links to other mutual fund investing sites

To broaden its audience appeal, the CBS.MarketWatch.com Web site has other specialized content areas targeting novice as well as sophisticated investors including:

  Personal Finance. A Getting Personal section features regularly updated columns that provide its audience with information on a range of investment alternatives and other personal finance-related topics and creates educational programming on topics such as finance terminology and investing options.
  Tax Guide. The seasonal online Tax Guide provides a resource tool for planning tax strategies and estimating tax bills. This area provides timely special features that highlight the latest changes in tax laws and reviews and compares various tax preparation software packages.
  Third-Party Products. We also distribute products and services from some of the leading names in research and news, such as Baseline, Hoover's, Inc., INVESTools, Inc., and Multex Investor broker research service. We receive a portion of any revenue generated from the sale of these products or services, however, to date, we have not received material revenue from these sources. Our reporters and editors also use information provided by these services in our daily news coverage.
  Marketplace. We have established partner relationships with companies such as Quicken, Wingspan Bank, CarClub.com and E-Loan to correspond with our users' interests and needs. Our Marketplace section aggregates tools for determining mortgage rates, obtaining credit or credit reports, buying cars or car insurance and obtaining insurance quotes. In addition to a flat fee, we receive a portion of any revenue generated from the sale of these products or services, however, to date, we have not received material revenue from these sources.

Data and Analytics

We offer a variety of data and analytic tools which, together with our other real time news and programming, are designed to provide a "one-stop-shop" for the financial and business needs of our audience. These include the following:

  Securities Price Quotes. Utilizing data gathered and packaged for online use by DBC customers, our Web properties provide stock quotes from all major U.S. stock markets. These quotes are offered on a minimum delay of 15 minutes in the United States in accordance with exchange rules, and of varying periods from foreign markets. Users can also subscribe to real-time quote services, MarketWatch RT and MarketWatch Live, through the Web site. Through these stock quote pages, our audience can link to other valuable information about a particular company, including related MarketWatch.com news stories, stories from other news services, summaries of SEC filings and annual reports, summaries of analysts' reports and a variety of fundamental and technical information about its stock. The CBS.MarketWatch.com Web site also provides information as to various market and industry indices, commodity contracts and currency exchange rates.
  Historical Charts. Our BigCharts.com destination site is a leader in historical stock price charting. The charting technology is also incorporated in the CBS.MarketWatch.com site to complement securities price quotes and is often utilized in the design of our editorial content.
  Portfolios. The CBS.MarketWatch.com Web site has a sophisticated portfolio tracking service which offers a variety of features, including the ability to:

- Track up to 200 ticker symbols in multiple portfolios;

- Access portfolios from any computer with Web access;

- Track options, mutual funds and stocks on all major U.S. and international exchanges;

- Monitor portfolios over a secure connection;

- Automatically update portfolio price views every five minutes;

- Monitor short and long positions;

- View transaction history and capital gains reports; and

- Download portfolio reports for use in spreadsheets, thus providing a wider set of choices for record-keeping.

Additional features include an email alert when one of a user's portfolio securities trades out of its normal range and end-of-the-day emails summarizing the portfolio's activity that day. This service is offered free of charge and users can enroll by completing a simple online registration form.

  Data. Our Web sites offer a wide variety of data including trading volume and dollar volume information, corporate share repurchases, industry and customized local CBS affiliate indices, stock split information and other data related to global and currency markets.
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

Community Features

We believe that providing a place for our audience, financial journalists and experts in the financial world to meet and share ideas about investing will help increase brand awareness, motivate users to return to the CBS.MarketWatch.com Web site frequently and encourage our audience to spend more time on our Web site. Additionally, because we have integrated and will continue to build links to related news, market data and charts offered throughout our service, community members will be able to gravitate towards others who share their specific interests, enabling them to create niche user groups which can be targeted with relevant marketing campaigns and transaction opportunities. In addition, because we integrate other content, such as personal finance and broadband features, community members will be exposed to other areas of the site, increasing the awareness of the breadth of our programming and other services. We believe that the personal and interactive nature of communicating with others who share similar interests will help generate an affinity for the community and increased brand loyalty to MarketWatch.com.

Our array of communication tools provides our audience with the means for communicating either privately, using Web-based email and instant messaging, or in affinity group message boards and chat rooms. To participate and assist us in targeting advertising, users must complete a registration form and provide demographic information about themselves. In addition, we are in the process of implementing Accrue software which will provide us with data on our users' behavior and information to develop a personalized experience for our users.

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

FT Joint Venture

To further increase our international reach, in January 2000, we signed a joint venture agreement with The Financial Times Group, a European provider of business news and analysis, which is part of Pearson, plc. Our joint venture is expected to launch a new Web site in the second quarter of 2000, FT.MarketWatch.com, to provide free, real-time financial and market news to Europe's rapidly growing communities of individual investors. The site aims to capture the expanding market of European individual investors who make their investment decisions online or look to the Internet for quick, market-oriented news. The tone and content of the site will have a strong European focus on companies in the telecommunications, Internet, media and electronic commerce sectors, as well as the UK's mutual funds market. The site will be launched initially in the English language with German and French language versions to follow.

Under the terms of the agreement, the FT group will advertise and market the site through its European network of business newspapers and Web sites and we will supply the technology and infrastructure for the new site. The site will have its own dedicated team of journalists and extensive links to related stories and content on ft.com and CBS.MarketWatch.com.

Advertising Sales

We are focused on providing our advertisers with a large, demographically desirable audience. We believe that our Web sites attract users who as a group are more affluent and better educated than users of many other Web sites and therefore represent an attractive medium for companies that advertise and engage in commerce over the Internet. Advertisements are displayed throughout our Web sites, when a user enters the service, reviews a news story or accesses a quote, portfolio or chart. Advertising revenues represented 72%, 73% and 56% of our net revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

We currently derive, and expect to continue to derive, a substantial majority of our revenue from advertising sales. Our sales force seeks to provide advertisers unique advertising positions and creative advertising solutions. We offer a variety of advertising options that may be purchased individually or in packages such as run of site, run of network, targeted advertising and sponsorships. In 1999, we added attractive advertising opportunities to our portfolio: BigCharts.com, aol.marketwatch.com, the AOL co-branded page, and IWon.com. Our portfolio of Web properties offers advertisers a strong, consistent brand with the opportunity to target their campaigns on the site of their choice or run a campaign across our network of Web sites. A selection of advertising options we currently offer are:

  Run of Site or Run of Network. Run of site rotations are banner advertisements that rotate on a random basis throughout a CBS.MarketWatch.com Web property. Run of Network ads rotate through the network of Web properties, appealing to advertisers seeking to establish general brand recognition across MarketWatch.com's audience. Run of site or network rotations are typically sold in blocks of 1,000 impressions and generally are sold with a minimum of 100,000 guaranteed impressions over the life of the advertising.
  Targeted Advertising. Targeted advertisements are banner advertisements that are displayed when a user browses through specific news and quote pages, allowing advertisers to target users based on ticker symbols requested or by specific areas of interest by advertising on particular columns. Advertisers can also deliver their advertisements by region or country, time of day, frequency of use, Internet Service Provider, type of operating system or browser. Like run of site rotations, targeted advertisements are sold in blocks of 1,000 impressions. Due to the greater selectivity of the audience and because users typically spend more time on news pages than on quote pages, MarketWatch.com's current rate card cost per thousand (CPM) for targeted advertisements is generally higher than for run of site rotations. In order to enhance the effectiveness of ad targeting, we have established and continue to build a database of our registered users through an email newsletter and securities portfolio tracking service.
  Sponsorships. Sponsorships allow advertisers to gain maximum exposure on our Web sites by featuring "buttons" on certain pages. For example, online brokerage services (Ameritrade, Datek, Solomon Smith Barney, Merrill Lynch, Fidelity, E*Trade, First Trade, Mr. Stock, Multex, and ScoTTrade) have purchased premium sponsorship placements to gain fixed positions within the CBS.MarketWatch.com Web site and thereby present a user with the opportunity to move directly to the advertiser's site to establish an account or place an order. We offer other sponsorship opportunities throughout our entire site. Sponsorships are typically sold for a fixed monthly fee over the life of the contract and may include other advertising components such as general rotation or targeted banner advertisements.
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
  Animated Headers. The animated header is a scrolling, 3D image that is integrated into the CBS MarketWatch header on the top of the page. This unique creative opportunity has attracted premiere advertisers and resulted in higher click through rates for the campaigns.

Our direct sales force consists of more than 20 specialists. We depend on our sales force to sell advertising on our Web sites. This involves a number of risks:

  our sales personnel have, in many cases, only worked for us for a short period of time;
  our need to further increase the size of our sales force;
  our ability to hire, retain, integrate and motivate additional sales and sales support personnel;
  the length of time it takes new sales personnel to become productive; and
  the competition we face from other companies in hiring and retaining sales personnel.

Our business will be adversely affected if we do not develop and maintain an effective sales force.

We believe that having an internal direct sales force allows us to better understand and meet advertisers' needs, increase our access to potential advertisers and maintain strong relationships with our existing advertising clients. Our in-house sales staff includes experienced Internet sales personnel as well as those from traditional media. The staff develops and implements our advertising strategies by creating value-added packages for advertisers from the wide range of news columns, editorial opinions and other tools and information on our Web sites, including identifying strategic accounts and developing presentations and promotional materials and building relationships with advertising buyers. DoubleClick provides advertising management and delivery services for our Web sites and provides advertisers with reports describing the delivery of their advertisements.

During 1999, we significantly increased the number of advertisers from industries other than financial services. This diversity has increased our client base and our advertising revenue. If we do not continue to attract advertisers from other industries, our business could be adversely affected.

Our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenue would be adversely affected if we fail to maintain a desirable medium for on-line advertising.

Licensing Sales

Our acquisition of BigCharts.com in June 1999 has contributed licensing sales to our revenue model. Our licensing business focuses on business-to-business relationships with partners of all sizes to generate revenue, distribution and branding opportunities. We license our patented interactive charting technology and research tools, along with content from the MarketWatch.com newsroom, to companies primarily in the brokerage and financial services industries. For the year ended December 31, 1999, licensing revenue accounted for 21% of total revenue.

Our licensing sales and development group works to provide customized solutions for businesses that want to seamlessly integrate financial charting, analytic tools and content into their Web site. Our clients may choose to purchase individual products or to work with our designers and developers to create a Web site that incorporates multiple products throughout the site. We believe our investment in creating co-branded pages with industry-leading financial organizations, such as The Wall Street Journal Interactive, E*Trade, Fidelity, Waterhouse, Ameritrade, Datek, Merrill Lynch Online, The Street.com and Charles Scwhab, provides us with a unique branding opportunity. In December 1999, we entered into a relationship with iWon, an emerging Internet portal site, to be the provider of financial content, tools and charting within the iWon Money section. Our content is generally identified as our own on all of our licensing partners' Web sites.

We intend to pursue licensing revenue from new and existing clients to seek to grow these revenues in absolute dollars. However, as our largest clients generate a significant percentage of our licensing revenue, our revenue will decrease if they choose not to continue to license our services.

Broadcast

To increase our brand awareness and audience reach we began producing a nationally distributed television program, CBS MarketWatch Weekend, in September 1999. The half-hour show was airing weekly in 15 major markets at December 31, 1999. The show's content is driven by the top stories of week, with a strong focus on the Internet and Technology sectors. Segments produced for CBS MarketWatch Weekend are included on our Web site to attract broadband viewers.

Other television reporting includes contributions to CBS The Early Show, CBS Saturday Morning, CBS Evening Weekend News and CBS Newspath, which supplies CBS News video to over 200 CBS affiliated television stations for use in their news programs. We do not receive any payments from CBS for this reporting. However, all reports delivered by our correspondents are identified as our reports. Our correspondents file these reports or provide services to CBS through an understanding we have with CBS which we believe helps to strengthen our brand awareness. We have no formal agreement with CBS with respect to any of our correspondents who provide reports to CBS or any of its affiliates. Therefore, there can be no assurance that these services will continue in the future.

We also produce radio reports from our Washington D.C. bureau for distribution to over 70 national affiliates by Westwood One Radio Network. Our contract with Westwood One provides revenue based on a pre-determine revenue share schedule and requires contribution of content from MarketWatch.com and distribution and marketing services by Westwood One.

We intend to continue to expand our television and radio distribution and leverage content created for these mediums to add broadband features to our destination sites. In January 2000, we began production of a daily financial and business news program that airs in the New York market in the early morning. As of March 20, 2000, we have also increased distribution of our CBS MarketWatch Weekend television show to 35 major markets through an agreement with Eyemark/Kingworld Entertainment.

Strategic Relationships

We believe that our strategic relationships with our principal investors, CBS and DBC, allow us to differentiate the CBS.MarketWatch.com Web site as the preeminent brand for real-time business news and financial programming on the Web.

CBS

License. In connection with our formation, we entered into a five- year license agreement, which was subsequently amended and restated, under which the Web site was renamed "CBS.MarketWatch.com" and we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the CBS.MarketWatch.com Web site during this period. This agreement will expire on October 29, 2005. Under the terms of the amended and restated license agreement, we pay CBS a percentage of Gross Revenues generated by the CBS.MarketWatch.com Web site. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The agreement is subject to termination in the event that competitors of CBS acquire specified amounts of our common stock or in other specific events. Subject to certain limitations, CBS will provide us with an aggregate rate card amount of $30 million of network television, radio and Internet advertising and promotion commencing from October 1997 through October 2002. Internet advertising is limited to 5% of the total promotion delivered. CBS could terminate this advertising obligation if the agreement is terminated.

Reporting. We believe we can increase our brand awareness by providing financial news reports for CBS News and CBS Radio. Our New York City- based bureau is located in CBS facilities and frequently works with CBS News staff to generate stories for distribution over the CBS broadcast networks. We file three market reports each day on CBS Newspath, which supplies CBS News video to over 200 CBS affiliated television stations for use in their news programs. Our correspondents also file customized daily reports to major CBS affiliates via satellite links, produce weekly reports for the CBS Saturday morning television show, produce periodic weekly reports for the CBS Evening Weekend News and contribute daily report to The Early Show on the CBS network. We do not receive any payments from CBS for this reporting. However, all reports delivered by our correspondents are identified as MarketWatch.com reports to strengthen our brand awareness. We have no formal agreement with CBS with respect to any of our correspondents who provide reports to CBS or any of its affiliates. Therefore, we cannot assure you that these services will continue in the future.

Non-Competition Provisions. The amended and restated license agreement contains certain limited non-competition provisions. However, these provisions have certain exceptions and do not otherwise provide for an exclusive relationship. As a result, there can be no assurance that CBS will not promote, establish or otherwise provide content for a Web site or Internet service that competes with MarketWatch.com.

We would need to change the name of our Web site and devote substantial resources towards building a new brand name if our agreement with CBS were terminated or not renewed. This agreement also has a number of risks associated with it. CBS can require us to remove any content on our Web site that it determines conflicts with, interferes with or is detrimental to its reputation or business or for certain other reasons. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of its television news content on our Web sites. Because of these restrictions, we may not be able to perform our desired marketing activities.

Our license agreement with CBS will expire on October 29, 2005, and CBS has no obligation to renew it. CBS will also has the right to terminate this agreement if:

  we breach a material term or condition of the agreement;
  we become insolvent or subject to bankruptcy or similar proceedings;
  a competitor of CBS acquires voting power of 15% or more of our outstanding shares;
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

CBS has agreed, subject to certain limitations, to provide us an aggregate rate card amount of $30 million of advertising and on-air promotions during the period from October 29, 1997 through October 29, 2002. However, the timing and placement of these advertisements and promotions are subject to CBS's discretion. CBS could discontinue promoting us in the manner that it currently does. CBS also makes no guarantees to us as to the demographic composition or size of the audience that views these advertisements or promotions. This advertising and on-air promotion, as well as our association with the CBS brand, are important elements of our strategy to increase our brand awareness. This obligation will terminate if our license agreement terminates. As of December 31, 1999, CBS had delivered $21.1 million rate card amount of promotion and advertising under this commitment.

We may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

DBC

Initial Contribution. At our formation, DBC, now majority-owned by the Financial Times Group, contributed certain assets related to its DBC Online/News Business that had been operating as departments within DBC since October 1995. In addition, DBC assigned agreements for advertising and content, portions of its award-winning Web site, dbc.com, and its related trademarks, including "MarketWatch" and the MarketWatch.com Internet domain name.

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

General Services. DBC also provides MarketWatch.com with certain general services, including cash management, accounting services and human resources services. MarketWatch.com reimburses DBC for its actual costs of providing these services. We are in process of implementing an internal financial reporting system and will discontinue utilizing DBC's general services by the end of 2000.

Payments for News. Under the amended and restated services agreement, DBC also pays MarketWatch through October 2002 a monthly per-subscriber fee for delivery of our news to all DBC subscribers, other than certain commercial ones, with a minimum payment of $100,000 per month.

Non-Competition Provisions. Through October 29, 2005, DBC will not be able to:

  sell advertising on a Web site that primarily delivers financial news and comprehensive stock quotes; or
  use the Internet to sell, or authorize another to sell, real-time snap quotes to individual subscribers.

Although the stockholders' agreement among MarketWatch.com, CBS and DBC contains certain non-competition provisions, these provisions have certain exceptions and do not provide for an exclusive relationship.

If DBC fails to provide these services satisfactorily, we would be required to perform these services ourselves or obtain these services from another provider. Replacing these services could cause us to incur additional costs. We may not be able to replace these services on commercially reasonable terms or, if we choose to perform these services ourselves, we may not be able to perform them adequately. During any such transition, our services could be disrupted for an indefinite period of time and, as a result, we could lose a substantial number of users and advertisers.

Control by CBS and DBC

As of December 31, 1999, CBS and DBC each owned approximately 32% of our outstanding common stock. CBS and DBC have certain rights to have representatives on our board of directors generally based upon the percentage of our voting securities which they hold. Currently, they each have four representatives. If we issue voting securities, or securities convertible into or exchangeable for voting securities in the future, subject to certain limitations, CBS and DBC will each have the right to purchase securities from us so they can maintain their respective percentage ownerships. In addition, if either CBS or DBC desires to transfer any shares of common stock held by it, the other party has a right of first refusal to purchase all or a portion of those shares, subject to certain exceptions. As a result of their share ownership and other rights, CBS and DBC collectively can control our management and affairs, elect a majority of our Board of Directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

If a competitor of CBS directly or indirectly acquires more than 30% of the voting power of DBC or substantially all of DBC's assets at a time when DBC beneficially owns at least 10% of our outstanding common stock, CBS may within 45 days either:

  purchase all of our securities held by DBC; or
  require DBC to place these securities in a trust which would then dispose of the securities with a view to maximizing the sale price while disposing of such shares as promptly as reasonably practicable.

DBC would forfeit its Board representation in either event. We cannot predict which option, if any, CBS would elect in such an event.

Change in Control of DBC

In February 2000, DBC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson, plc. Upon the closing of the merger, the Financial Times Group transferred the FTAM to DBC in exchange for approximately 60% of the outstanding common stock of DBC.

Marketing and Distribution

We have established and are planning to maintain the MarketWatch.com brand as the Web's leading provider of business and financial information. CBS has agreed to provide the CBS.MarketWatch.com Web site with promotion and advertising with an aggregate rate card amount of $30 million through October 2002. This promotion and advertising will be carried or displayed on CBS Television Network programming; programming on CBS owned and operated television and radio stations and/or banner advertising on CBS Web sites over the period from October 29, 1997, through October 29, 2002. These advertising placements may take the form of 30-, 15- or 10-second commercial units, scrolls of the CBS.MarketWatch.com URL, on-air mentioning of our Web site, banner advertising and/or in credit rolls or sign-offs, with CBS having broad discretion as to the type and manner of placement. As of December 31, 1999, CBS had delivered $21.1 million rate card amount of promotion and advertising under this commitment.

CBS has displayed our MarketWatch.com logo and domain name on the CBS Evening News with Dan Rather, CBS This Morning, The Early Show and on the news programming of the CBS Television Network and many affiliated television stations. The logo is usually displayed when business or financial news is covered during the broadcast. When they occur, these promotional activities give the CBS.MarketWatch.com Web site national promotion to the over 9.3 million people who, according to recent national Nielsen Ratings for the television season through March 2000, watch the CBS Evening News, as well as the millions of additional viewers of other CBS News broadcasts. CBS is not obligated to continue to display our logo or domain name in this particular manner.

We use journalists' appearances on CBS Television and Radio news broadcasts and on certain affiliate station broadcasts to highlight the CBS.MarketWatch.com Web site and increase the association of the Web site with CBS. When making appearances, our journalist is identified with the MarketWatch brand. The CBS MarketWatch Weekend television show was launched in September 1999 in 15 national markets. The CBS.MarketWatch.com Web site is also linked directly to the Web sites of CBS and many of its affiliate television stations. Each time a user at these Web sites clicks on the "Money" section, he or she receives a graphic or story from the CBS.MarketWatch.com Web site or one of our correspondents and a direct link to the CBS.MarketWatch.com Web site. We also have an agreement with Westwood One, to distribute our content over the Westwood One radio network. As of December 31, 1999, we produced radio reports for distribution to more than 70 Westwood One national affiliates.

In addition to our CBS-related promotional activities, we advertise on a number of heavily trafficked Web sites, such as Yahoo!, Lycos, Excite and AltaVista, and conduct a variety of other marketing and public relations programs. These programs include paid advertisements in print publications and radio broadcasts and participation in personal finance, online journalism and Internet-related conferences. We intend to maintain advertising and marketing expenditures at their historical levels to continue to build awareness with our audience. We intend to make substantial expenditures to advertise our brand and the CBS.MarketWatch.com Web site in traditional and online media.

We have entered into a number of distribution relationships to enhance our brand name recognition and audience reach. Key distribution relationships include:

  Yahoo! Inc. Yahoo! has agreed to index certain of the CBS.MarketWatch.com news headlines in the Finance section of Yahoo! With links to the CBS.MarketWatch.com Web site for the full story. In addition, we agreed to advertise on Yahoo! during fiscal 1999. In August 1999, the terms of the Yahoo! agreement were amended to include additional advertising and slotting fees of $1.6 million over a twelve month period beginning on January 1, 2000.
  America Online. In September 1999, we entered into a three-year distribution agreement with America Online, Inc. ("AOL") to be AOL's premiere provider of business and financial news for AOL's network including AOL's proprietary service, AOL.com, CompuServe and Netscape (collectively, "AOL Members"). Under the agreement, we will create a co-branded site that will enable AOL Members to access MarketWatch.com content and investment management tools through the AOL portal. Our company and AOL have also agreed to collaborate in sales and marketing efforts.
  Quicken.com. Intuit has agreed to display certain of our news columns and features in portions of its Quicken.com Web site. We receive a share of any revenues from the sale of advertising on the Quicken.com pages which display this content.
  News Alert. News Alert provides certain third-party news feed collection, databasing and display services for the CBS.MarketWatch.com Web site. In addition, News Alert makes certain of the CBS.MarketWatch.com editorial content available as a news feed to certain of News Alert's other customers.
  Other distribution agreements. We also seek to increase our revenues and name recognition by hosting co-branded financial information pages, or Brand Label Quotes Pages, accessible to visitors of other companies' Web sites who wish to retrieve market quotations and financial news. The presence of links on the Brand Label Quotes Pages to relevant MarketWatch.com news stories also helps drive traffic to the CBS.MarketWatch.com Web site.

We believe that these types of distribution relationships are important to our continued growth and to increase our exposure to our target audience. We intend to continue to aggressively pursue additional distribution relationships. See "Factors that may affect our operating results -- Need to Establish and Maintain Relationships with Other Web sites."

In January 2000, the intended merger of America Online and Time Warner Inc. was announced. Time Warner Inc. owns CNN, which operates CNN/fn (www.fn.com), one of our competitors. Although our AOL agreement stipulates a guaranteed number of impressions on AOL's network, we are uncertain as to the future of our relationship with AOL. If we are not able to meet our expectations for page views from the co-branded Web site, our revenue could be adversely affected.

Subscription Services

While substantially all of the programming available on the CBS.MarketWatch.com Web site is currently free of charge, the CBS.MarketWatch.com Web site offers subscription-based third-party financial data services which are targeted at sophisticated investors. These services are currently created and provided by DBC on a non-exclusive basis under a revenue sharing arrangement. See "Strategic Relationships."

We act as DBC's sales agent with respect to the following DBC services in exchange for a fee for new subscribers obtained through the CBS.MarketWatch.com Web site. The DBC services include MarketWatch RT, a browser-based, real-time financial data service providing on demand real-time quotes from the American and New York Stock Exchanges and NASDAQ, and MarketWatch LIVE, a Windows-based, real-time financial data service providing "streaming" real-time quotes over the Internet from all major US equity and futures exchanges.

Our Web site also offers, for a fee, third party financial data and other services through an external Web site, such as Hoover's, Inc., which provides company profiles, or Baseline, which provides company research reports. We receive a portion of the revenue from the sale of these products or services through the CBS.MarketWatch.com Web site. We do not currently and, in the future do not intend to, derive a material amount of revenue from these services.

Infrastructure, Operations and Technology

The CBS.MarketWatch.com Web site is hosted at DBC's data center in Hayward, California. The BigCharts.com Web site, content licensing business and certain portions of the CBS.MarketWatch.com Web site are hosted in our primary data centers in Minneapolis, Minnesota (in the MarketWatch Minneapolis office), in Herndon, Virginia (co-location with Exodus Communications) and Santa Clara, California (co-location with Exodus). We operate multiple Web servers that run Microsoft Windows NT and Microsoft Windows 2000 operating systems and use Microsoft Internet Information Server (versions 4.0 and 5.0).

Internet access in the Minneapolis data center is provided by Onvoy Internet (UUNet, GE Internet, AT&T, Cable & Wireless), Winstar and Frontier GlobalCenter. Internet access in the Exodus hosted data centers is provided by Exodus. Internet access in the Hayward data center is maintained through multiple DS3 connections with three different tier one ISPs (UUNET, Digex and Cable & Wireless). The computer equipment used to operate our Web sites at all facilities is powered by multiple uninterruptible power supplies.

Our operations are dependent upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, break- ins, computer viruses, hacker attacks and other events beyond our control. Our insurance policies have low coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Our Web sites have in the past and may in the future experience down time and other problems due to server problems or capacity.

We are continually developing new and enhanced services, tools and features. We also utilize third-party technology for certain of our services and tools. For example, we licensed a news database technology to allow users to search for news stories from multiple third-party sources by ticker symbol, keyword and news source.

In the past, our Web sites have experienced significant increases in traffic when there are significant business or financial news stories. In addition, the number of our users has continued to increase over time and we are seeking to further increase our user base. Therefore, our Web sites must accommodate a high volume of traffic and deliver frequently updated information. Our Web sites have in the past and may in the future experience slower response times and other problems for a variety of reasons.

Our business relies on our ability to serve Web pages in a consistent and timely manner. If the traffic on our Web sites grows at a rate that our current communication lines cannot support, our pages will be served at a slower rate or we will be unable to serve pages at all. We also rely on certain third party providers for a significant amount of our current bandwidth capacity. If these providers are unable to maintain their service level agreements or we are unable to obtain additional bandwidth as our traffic grows, our business would be adversely affected.

We also depend on multiple information providers, including but not limited to, DBC, Interactive Data Corporation, S&P Comstock and Dow Jones, to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive our Web site as not functioning properly and therefore cause them to use other methods to obtain their business and financial news and other information.

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
  General purpose consumer online services such as America Online and Microsoft Network, each of which provides access to financial and business- related content and services;
  Online services or Web sites targeted to business, finance and investing needs, such as TheStreet.com and Motley Fool, and;
  Web search and retrieval and other online services, such as Excite@Home, Infoseek, Lycos, Yahoo!, and other high-traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance related Web sites.

We anticipate that the number of direct and indirect competitors will increase in the future. This could result in price reductions for our advertising, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect our business, results of operations and financial condition.

Although the amended and restated license agreement and stockholders' agreement contain non-competition provisions, these provisions have certain exceptions. As a result, there can be no assurance that CBS or DBC will not promote, establish or otherwise provide content for a competitive Web site or Internet service.

We believe our programming and content compare favorably with our competitors, as many of them do not primarily provide real-time coverage by experienced journalists. However, many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases and higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, there can be no assurance that they will not develop services that are equal or superior to ours or that achieve greater market acceptance than our offerings. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

The Web, and MarketWatch.com specifically, also must compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. Web companies and MarketWatch.com would lose revenue if the Web is not perceived as an effective advertising medium. As a result, there can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Potential Competition from CBS and DBC

Although our agreements with CBS and DBC contain certain limited non- competition provisions, these provisions have certain exceptions and are not exclusive relationships. For example:

  CBS could license its name and logo to other Web sites or internet services that deliver general news, sports and entertainment. These sites or services could also offer financial news, as long as delivering comprehensive stock quotes and financial news to consumers in the English language is not their primary function and their principal theme and format;
  DBC may provide hosting services to other Web sites;
  DBC could also establish an advertising-supported Web site that does not have as its primary function and its principal theme and format the delivery of financial news and stock quotes;
  CBS or DBC could license its content to other Web sites or Internet services; or
  CBS or DBC could make certain investments in other Web sites or Internet services.

Any of these could adversely affect us. For example, these sites or services could compete with us or CBS and DBC might promote these other sites or services more actively than they promote our Web sites.

Intellectual Property

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect our intellectual property, such as our content, trademarks, trade names and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the content on our Web sites or our other intellectual property without authorization. There can be no assurance that these precautions will prevent misappropriation or infringement of our intellectual property. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on our business, operating results and financial condition.

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

Employees

As of December 31, 1999, there were 202 personnel dedicated full time to our business, 51 of these personnel worked in product and content development, 48 in sales and marketing, 65 in editorial, 17 in Web site operations and 22 in administration.

We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. None of our personnel is bound by an employment agreement that prevents such person from terminating his or her relationship at any time for any reason. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulties in attracting new personnel. There can be no assurance that we will successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

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

Factors that May Affect Our Operating Results

We May Experience Potential Fluctuations in our Quarterly Operating Results, Face Unpredictability of Future Revenue, Continue to Incur Losses in the Future and Experience Seasonality in Our Operating Results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

  The early stage of our development, particularly given that we did not become a separate legal entity until October 1997;
  The level of Web usage;
  Traffic levels on our Web sites, which can fluctuate significantly as a result of business and financial news events;
  The demand for advertising on our Web sites as well as on the Web in general;
  Changes in rates paid for Web advertising resulting from competition or other factors;
  Our ability to enter into or renew our marketing and distribution agreements;
  The amount and timing of our costs related to our marketing efforts or other initiatives;
  The amount and timing of costs related to our new product development efforts;
  Fees we may pay for distribution or content agreements or other costs we incur as we expand our operations;
  New services introduced by us or our competitors;
  Competitive factors;
  Technical difficulties or system downtime affecting the Web generally or the operation of our Web sites;
  Economic conditions specific to the Web as well as general economic conditions; or
  Our ability to migrate our financial, administrative and operational systems from DBC to our own internal systems.

Therefore, our operating results for any particular quarter may not be indicative of future operating results.

We expect that over time our revenues will come from a mix of advertising, content licensing, e-commerce relationships and subscription service fees. However, we expect to be substantially dependent on advertising revenues for the foreseeable future. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the level of our advertising revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues, particularly advertising revenues, than we expect, we may not be able to quickly reduce our spending in response. Our cost structure could also change dramatically as we increasingly operate independently from DBC. If we continue to rely on DBC for the services described under "Business -- Strategic Relationships -- DBC," we will be required to reimburse DBC for its costs in providing the services. We will have little control over the amount of these costs, which could be substantial. In addition, we have and will continue to significantly increase our operating expenses to grow our business. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our Common Stock in a manner unrelated to our long-term operating performance.

We have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to significantly increase our operating expenses to grow our business.

We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed medium, seasonal and cyclical patterns in our industry may develop in the future. Therefore, if our industry follows the same seasonal patterns as those in the traditional media, we may experience lower advertising revenues in the first and third calendar quarters of each year. Furthermore, traffic levels on our Web site typically fluctuate with the occurrence of significant events in the business and financial news, such as fluctuations in the stock markets, which could cause changes in our audience size.

We Need to Develop and Implement Our Own Internal Systems to Manage Our Business and Our Growth

Although our predecessor business has been operating since October 1995, we did not become a separate legal entity until October 1997 when we were formed as a limited liability company and we introduced our CBS.MarketWatch.com Web site. Furthermore, we acquired BigCharts in June 1999.

We have been and substantially dependent on continue to be partially dependent on DBC to host our CBS.MarketWatch.com Web site and for many of our financial, administrative and operational services and related support functions. We are gradually moving our Web servers to third party data centers and will continue to do so through fiscal 2000. We are also in process of implementing our own financial reporting system, which will be fully implemented by the end of fiscal 2000. If we are not able to successfully transition our systems and servers way from DBC we may not be able to perform these financial, administrative, operational and support functions. In addition, we believe that we will need further improvements in these systems, controls and procedures to manage our growth. Our future financial performance could be adversely affected if we or DBC do not perform these functions effectively or if we do not implement these systems, controls and procedures successfully.

Need to Establish and Maintain Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. For example, for the month of December 1999, approximately 12% of our traffic came from Yahoo!. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships.

Occasionally we enter into agreements with advertisers, content providers or other high traffic Web sites that require us to exclusively feature these parties in certain sections of our Web site. Existing and future exclusivity arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other strategic relationships. Many companies we may pursue for a strategic relationship also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be adversely affected if we do not establish and maintain additional strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our Web sites.

We Depend on Third Parties to Track and Measure the Delivery of Advertisements and it Could be Difficult to Replace these Services

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third parties to provide these measurement services. If they are unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We are implementing additional systems designed to record demographic data on our users. If we do not develop these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Companies may not advertise on our Web sites or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

We Need to Expand our Business and be able to do so Successfully

We believe that we will need to expand our business and operations both to operate as an entity independent from DBC and in order to support our growing business. This growth is likely to continue to place a significant strain on our resources. As we grow, we will implement new operational and financial systems, procedures and controls. If we are unable to accomplish any of these, our business could be adversely affected.

We Must Develop New and Enhanced Services and Features for Our Web Sites

We believe that our Web sites will be more attractive to advertisers if we develop a larger audience comprised of demographically-favorable users. Accordingly, we intend to introduce additional or enhanced services in the future in order to retain our current users and attract new users. If we introduce a service that is not favorably received our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

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

We Depend on the Continued Growth in Use of the Web, Particularly for Financial News and Information

Our business depends on businesses and consumers continuing to increase their use of the Web for obtaining news and financial information as well as for conducting commercial transactions. Our business would be adversely affected if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, such as:

  Inadequate network infrastructure;
  Security concerns;
  Inconsistent quality of service; and
  Availability of cost-effective, high-speed service.

If Web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Web usage, as well as usage of our Web sites, could grow more slowly or decline.

We Face Risks Associated with Bandwidth Constraints

Our business relies on our ability to serve Web pages in a consistent and timely manner. If the traffic on our Web sites grows at a rate that our current communication lines cannot support, our pages will be served at a slower rate or we will be unable to serve pages at all. We also rely on certain third party providers for a significant amount of our current bandwidth capacity. If these providers are unable to maintain their service level agreements or we are unable to obtain additional bandwidth as our traffic grows, our business would be adversely affected.

Unauthorized Break-Ins to Our Site Could Harm Our Business

Our servers are vulnerable to computer viruses, physical or electronic break- ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have recently experienced attacks from "hackers" and other intrusions. Any actions like these could harm us. Actions like these may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our site.

We Depend on the Sale of Advertisements on Our Web Sites, and if Web Advertising does not become Accepted, our Business would be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. No standards have been widely accepted to measure the effectiveness of Web advertising. If such standards do not develop, existing advertisers may not continue their current levels of Web advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Our business would be adversely affected if the market for Web advertising fails to develop or develops more slowly than expected. In addition, our advertising packages are sold in campaigns ranging from less than 2 weeks to a year or more. Advertisers have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to maintain a desirable medium for on-line advertising.

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

We Could Face Liability Related to Our Storage of Personal Information About Our Users

We have a non-disclosure policy displayed on our Web sites. Our policy is not to willfully disclose any individually identifiable information about any user to a third party without the user's consent. This policy is accessible to users of our personalized services when they initially register. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and other states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if they chose to investigate our privacy practices.

We Could Face Liability for the Information Displayed on Our Web sites

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Our insurance may not adequately protect us against these types of claims.

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During 1999, the closing sale prices of our common stock (NASDAQ: MKTW) on the Nasdaq National Market ranged from $26.13 to $130.00. As of March 17, 2000, the closing sale price was $41.125. MarketWatch's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Item 2. Properties

Our principal administrative, sales, marketing and news facilities are located in approximately 11,000 square feet of office space in San Francisco, California leased from CBS. This lease expires in March 2003. Our engineering, development, and licensing sales groups are based out of leased space in Minneapolis, Minnesota. We will need to enter into a lease for additional space in 2000, primarily in San Francisco, to support our growth in headcount. A portion of our communications and network infrastructure hosted at DBC's facilities in the San Francisco Bay Area, with a redundant site in Salt Lake City, Utah. We also have server locations in Minneapolis, Herndon and Santa Clara. Any system failure at these locations could lead to interruptions, delays or cessations in service to users of the Web sites, which could have a material adverse effect on our business, results of operations and financial condition.

Item 3. Legal Proceedings

We were not a party to any significant legal proceedings at December 31, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended 1999.

Item 4A. Executive Officers

The following table sets forth certain information regarding the executive officers of MarketWatch.com as of March 20, 2000:

             Name               Age                  Position
------------------------------ ----- ----------------------------------------
Larry S. Kramer...............   49  Chief Executive Officer and Chairman
                                     of the Board of Directors
Joan P. Platt                    46  Chief Financial Officer and Secretary
Thom Calandra.................   43  Editor-in-Chief and Executive Vice
                                     President of News
William Bishop................   31  Executive Vice President of Business
                                     Development
Scot McLernon.................   42  Executive Vice President of Advertising Sales
Scott Kinney..................   38  Executive Vice President of Licensing
Michele Chaboudy..............   53  Vice President of Marketing
Jamie J. Thingelstad..........   28  Chief Technology Officer

Mr. Kramer served as President, Chief Executive Officer and a member of the Board of Directors of MarketWatch.com since October 1997. On November 15, 1999, Mr. Kramer was elected Chairman of the Board. From February 1994 until October 1997, Mr. Kramer served as Vice President for News and Sports of DBC. Mr. Kramer spent more than twenty years in journalism, including serving as a financial reporter, Metro Editor and Assistant Managing Editor of The Washington Post, and most recently serving as Executive Editor of the San Francisco Examiner. He has been a recipient of National Press Club, Gerald E. Leob and Associated Press Awards. During Mr. Kramer's tenures at The Washington Post and the San Francisco Examiner, his staffs at each paper won a Pulitzer Prize. Mr. Kramer serves as a member of the Board of Directors of American Information Company, which conducts an auto buying service under the name "Consumers Car Club" through its carclub.com Web site. Mr. Kramer holds a B.S. degree in Journalism from Syracuse University and an M.B.A. degree from the Harvard Business School.

Ms. Platt joined MarketWatch.com as Chief Financial Officer in December 1999. From May of 1999 through November 1999, Ms. Platt was Chief Financial Officer of Indus International, a provider of enterprise asset management software. From April 1996 to April 1999, Ms. Platt served as Chief Financial Officer for Splash Technologies Holdings, Inc., a Sunnyvale-based international supplier of color servers. Previously Ms. Platt served a 20-year tenure at Coopers & Lybrand, including 10 years as a partner, where she specialized in high technology companies with an emphasis in software. Ms. Platt holds a B.A. from The Pennsylvania State University.

Mr. Calandra has served as Editor-in-Chief and Vice President of News of MarketWatch.com since October 1997 and Executive Vice President of News since February 2000. He was Director of News with DBC from April 1996 until October 1997 and was a consultant to DBC from February 1996 until April 1996. From October 1995 until January 1996, he served as Financial Editor with USA Today Online, the USA Today newspaper's Web site. Mr. Calandra was employed by Bloomberg LP, a financial news service, from January 1994 until September 1995, serving in its London office and holding positions as the lead markets editor and European financial columnist. Mr. Calandra holds a B.A. degree in Arts from City University of New York and an M.A. degree in English from the University of Arizona.

Mr. Bishop has served as Vice President of Business Development of MarketWatch.com since August 1999 and Executive Vice President of Business Development since February 2000. Prior to this role, Mr. Bishop served as Vice President of Business Development from the Company's formation in October 1997 to August 1999. From August 1995 until October 1997, Mr. Bishop was employed by DBC, most recently as Director of DBC Online. From August 1993 until May 1995, Mr. Bishop attended the Johns Hopkins University School of Advanced International Studies. Mr. Bishop holds a B.A. degree in East Asian Studies from Middlebury College and an M.A. degree in International Economics from Johns Hopkins University.

Mr. McLernon has served as Vice President of Advertising Sales of MarketWatch.com since January 1998 and Executive Vice President of Advertising Sales since February 2000. From March 1997 until December 1997, he served as National Director of Advertising Sales with Quote.com, Inc., a financial news Web site operator. Mr. McLernon was also the National Director of Internet Strategy with Softbank Interactive Marketing, a subsidiary of Softbank Corp., a distributor and wholesaler of software and peripheral equipment for PCs, from March 1996 until March 1997. From June 1994 until March 1996, he served as Account Manager with Interactive Marketing.

Mr. Kinney has served as Vice President of Licensing of MarketWatch.com since June 1999 and Executive Vice President of Licensing since February 2000. From May 1998 through June 1999, Mr. Kinney was the Chief Operating Officer and Chief Financial Officer for BigCharts Inc. Mr. Kinney joined BigCharts in May 1998, after spending eight years with The Boston Consulting Group (BCG), a strategic management consulting firm. Mr. Kinney holds an undergraduate degree from Dartmouth College, and an MBA from Stanford University. He is also a Director of Point Cloud, Inc., an Internet provider of 3-D product visualization services.

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

Mr. Thingelstad has served as Chief Technology Officer of MarketWatch.com since June 1999. From June 1996 to June 1999, he served as Chief Technology Officer and a Director of BigCharts, Inc. From February 1995 to March 1996, Mr. Thingelstad served as a Director of Technology at WebSpan, Inc., an Internet service provider. From early 1993 to January 1996, he served as the Technical Coordinator for the Disability Services Department at the University of Minnesota. Mr. Thingelstad attended the University of Minnesota's Institute of Technology.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Since January 15, 1999, our common stock, par value $.01, has been traded on The Nasdaq Stock Market under the symbol "MKTW". The approximate number of record holders of our common stock as of March 20, 2000 was 219 (although we believe there was a greater number of beneficial owners). We do not intend to pay dividends for the foreseeable future.

The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to ours, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet- related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance.

The following table presents, for the periods indicated, the high and low sales price of our common stock as reported on the Nasdaq National Market.

       Year ended
    December 31, 1999        High       Low
------------------------- ---------- ----------
First Quarter (from
January 15, 1999)        $   130.00 $    56.00
Second Quarter               107.00      45.00
Third Quarter                 59.75      26.13
Fourth Quarter                64.81      36.00

On January 14, 1999, the Company's Registration Statement on Form S-1 (File No. 333-65569) was declared effective by the Securities and Exchange Commission which registration statement related to the Company's initial public offering of common stock. The managing underwriters of this offering were BT

Alex Brown Incorporated and Donaldson Lufkin & Jenrette Securities Corporation, who acted as Joint Book Running Managers, and Salomon Smith Barney Inc. and First Albany Corporation. All of the 3,162,500 shares registered were sold by the Company. All of the shares of common stock were sold at a public offering price of $17.00 per share, for an aggregate offering price of $53,763,000. The amount of offering expenses were $5,931,000, including an underwriting discount of $3,763,000 and other offering expenses of $2,168,000 for net proceeds to the Company of $47,832,000. As of December 31, 1999, the net proceeds to the Company have been applied as follows: (i) $4.6 million for repayment of outstanding indebtedness to Data Broadcasting Corporation, an affiliate of the Company, (ii) $5.0 million in temporary investments, (iii) $23.0 million for working capital and (iv) $7.5 million relating to the purchase of BigCharts, and, (v) $7.7 million in cash and cash equivalents.

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

Item 6. Selected Consolidated Financial Data

                                        MARKETWATCH.COM                        DBC ONLINE/NEWS(1)
                              -------------------------------------- --------------------------------------
                                                         INCEPTION                              INCEPTION
                                                        (OCTOBER 29,  JANUARY 1,               (OCTOBER 1,
                                                           1997)         1997                     1995)
                               Years ended December 31,   THROUGH      THROUGH     YEAR ENDED    THROUGH
                              ------------------------- DECEMBER 31, OCTOBER 28,  DECEMBER 31, DECEMBER 31,
                                  1999         1998         1997         1997         1996         1995
                              ------------ ------------ ------------ ------------ ------------ ------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA
(in thousands except per
share data)
Net revenues..................    $24,935       $7,027         $630       $1,172         $607        $  --
Gross profit..................     15,034        4,190          482          512          156           --
Operating expenses............     77,324       16,444          563        1,895        2,023          236
Net loss......................   ($60,878)    ($12,413)        ($81)       ($943)     ($1,172)       ($147)
Basic and diluted net loss
  per share(2)................     ($4.68)      ($1.38)      ($0.01)
Shares used to compute basic
  and diluted net loss per
  Share(2)(3).................     13,004        9,000        9,000

                                       MARKETWATCH.COM                   DBC ONLINE/NEWS(1)
                              -------------------------------------- -------------------------
                                                     Years Ended December 31,
                              ----------------------------------------------------------------
                                  1999         1998         1997         1996         1995
                              ------------ ------------ ------------ ------------ ------------
CONSOLIDATED BALANCE SHEET
DATA
(in thousands)
Cash and cash equivalents.....     $9,500         $140        $  --        $  --        $  --
Working capital (deficit).....     18,544       (5,889)         139       (1,502)         (68)
Total assets..................    156,855        4,487          237          409           99
Advances from DBC(4)..........        --         3,946           --        1,644          178
Total stockholders' equity
  (deficiency)................    149,148       (3,130)         152       (1,320)        (147)

(1) Represents the results of operations of the Predecessor Business for the period indicated.

(2) Reflects the conversion of MarketWatch.com LLC into a corporation as if such transaction had occurred as of the beginning of the period indicated.

(3) See Note 2 to Notes to the Consolidated Financial Statements for information concerning the number of shares used in computing net loss per share.

(4) Advances from DBC by DBC Online/News at October 28, 1997 was neither paid by the Predecessor

Business nor assumed by MarketWatch.com.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes which appear elsewhere in this document. The following discussion contains forward-looking statements that reflect MarketWatch.com's plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this document, particularly in "Factors That May Affect Future Operating Results."

Overview

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

The DBC Online/News Business developed the dbc.com Web site to deliver financial quotes and news to users free of charge. While operating as DBC Online/News, DBC sold advertising banners and sponsorships and subscriptions to MarketWatch RT and MarketWatch Live. With the formation of the LLC, the dbc.com site was changed to the CBS.MarketWatch.com site. Since the formation of the LLC, MarketWatch.com has operated as a provider of business news, financial programming and analytic tools, with services including new articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. MarketWatch.com has continued selling advertising banners and sponsorships and subscriptions to MarketWatch RT and MarketWatch Live.

Effective June 9, 1999, we completed our acquisition of BigCharts.com, Inc. ("BigCharts"), a Minnesota corporation, in a merger transaction for $6.0 million in cash, $110.9 million worth of MarketWatch.com common stock, and $38.6 million worth of options to purchase MarketWatch.com common stock which are issuable upon exercise of options to purchase BigCharts common stock assumed in the merger. BigCharts is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals.

We believe that the acquisition of BigCharts provides (1) additional analytical tools for existing MarketWatch.com users, (2) increased customer base for the MarketWatch news content and (3) increased inventory for advertising. The Company's expenses will increase in future periods to reflect the costs associated with the operation of the BigCharts.com Web site.

In view of the rapidly evolving nature of our business, our very limited operating history and our acquisition of BigCharts, we have little experience forecasting our revenues. Therefore, period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to increase operating expenses to grow our business. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly changing industry. We also expect to incur non-cash charges related to our acquisition of BigCharts. These costs could have an adverse effect on our future financial condition or operating results.

Agreements with CBS and DBC

Upon formation of the LLC, DBC agreed to contribute $2.0 million in cash and the intellectual property of the DBC Online/News Business for its 50% ownership interest. DBC simultaneously entered into a five-year services agreement to provide us with our Web site infrastructure and certain operational and administrative services at DBC's cost. Under this original Services Agreement, DBC also agreed to pay us between $2.50 and $5.00 per month for each DBC subscriber who receives real-time streaming quotes, subject to a minimum of $100,000 per month ("Subscriber Payments"). CBS agreed to contribute $50.0 million in rate card advertising and promotion over five years for its 50% ownership interest. CBS simultaneously entered into a five-year License Agreement to license its CBS "Eye" design and certain CBS news content, in exchange for royalties approximating 30% of our advertising banner revenue.

Immediately prior to the closing of our initial public offering in January 1999, the agreements were amended so that:

  CBS contributed $30.0 million in rate card advertising through October 2002 instead of $50.0 million;
  the CBS license was extended for three years to October 29, 2005;
  the royalties were modified from 30% of advertising revenue to approximately 8% of all revenue other than revenue attributable to DBC and certain other revenue; and
  DBC's service obligation was extended three years to October 29, 2005. However, the Subscriber Payments obligation will expire in October 2002. In addition, Subscriber Payments were subject to certain limitations.

Results of Operations

Due to the creation of the MarketWatch.com business on October 29, 1997, our December 31, 1997 statement of operations data includes information reflecting the ten-month period of the predecessor business ending October 28, 1997 (the "Ten-Month Period") and the two-month period of the MarketWatch.com business ended December 31, 1997 (the "Two-Month Period"). In order to provide a meaningful basis for comparing the years ended December 31, 1999, December 31, 1998 and December 31, 1997, the Ten-Month Period has been combined with the Two- Month Period for purposes of the following discussion and analysis.

                                      MarketWatch.com   MarketWatch
                                  ---------------------   .com/DBC
                                        Years ended     Online/News
                                        December 31,     Year ended
                                  --------------------- December 31,
                                     1999       1998        1997
                                  ---------- ---------- ------------
                                             (in thousands)
Net revenues:
  Advertising....................   $18,033     $5,115       $1,010
  Licensing......................     5,262      1,285          210
  Other..........................     1,640        627          582
                                  ---------- ---------- ------------
       Total net revenues........    24,935      7,027        1,802
Cost of revenues.................     9,901      2,837          808
                                  ---------- ---------- ------------
       Gross profit..............    15,034      4,190          994
                                  ---------- ---------- ------------
Operating expenses:
  Product development............     4,762      1,468        1,071
  General and administrative.....     8,948      3,429        1,191
  Sales and marketing............    33,430     11,547          196
  Purchased in-process research
    and development..............       200         --         --
  Amortization of goodwill
    and intangibles..............    29,984         --         --
                                  ---------- ---------- ------------
       Total operating expenses..    77,324     16,444        2,458
                                  ---------- ---------- ------------
         Loss from operations....   (62,290)   (12,254)      (1,464)
Interest income (expense).            1,412       (159)        (181)
                                  ---------- ---------- ------------
       Loss before income tax
          benefit................   (60,878)   (12,413)      (1,645)
Income tax benefit........               --         --          621
                                  ---------- ---------- ------------
       Net loss..................  ($60,878)  ($12,413)     ($1,024)
                                  ========== ========== ============

                                      MarketWatch.com   MarketWatch
                                  ---------------------   .com/DBC
                                        Years ended     Online/News
                                        December 31,     Year ended
                                  --------------------- December 31,
                                     1999       1998        1997
                                  ---------- ---------- ------------
                                    (as a percentage of net revenues)
Net revenues:
  Advertising....................        72%       73%         56%
  Licensing......................        21         18           12
  Other..........................         7          9           32
                                  ---------- ---------- ------------
       Total net revenues........       100        100          100
Cost of revenues.................        40         40           45
                                  ---------- ---------- ------------
       Gross profit..............        60         60           55
                                  ---------- ---------- ------------
Operating expenses:
  Product development............        19         21           59
  General and administrative.....        36         49           66
  Sales and marketing............       134        164           11
  Purchased in-process research
    and development..............         1         --         --
  Amortization of goodwill
    and intangibles..............       120         --         --
                                  ---------- ---------- ------------
       Total operating expenses..       310        234          136
                                  ---------- ---------- ------------
         Loss from operations....      (250)      (174)         (81)
Interest income (expense).                6         (2)         (10)
                                  ---------- ---------- ------------
       Loss before income tax          (244)      (176)         (91)
Income tax benefit........               --         --           34
                                  ---------- ---------- ------------
       Net loss..................      (244)%     (176)%        (57)%
                                  ========== ========== ============

The results of operations for DBC Online/News reflect the carve-out historical results of operations of the online and news businesses of DBC prior to the formation of MarketWatch.com. These results of operations include all revenues and costs directly attributable to the DBC Online/News Business, including costs for facilities, functions and services used by the business at shared sites and allocations of costs for certain administrative functions and services performed by centralized departments within DBC. Costs have been allocated based on DBC management's estimate of the costs that would have been incurred if the DBC Online/News Business had been a separate entity.

The following are descriptions of the components of revenues and expenses:

  Advertising revenues consist primarily of sales of on-line advertising on our Web properties, sponsorships and business to business e-commerce agreements. We offer our advertisers a variety of creative opportunities including editorial sidebars, banners, animated banners and headers, and email sponsorship. The addition of the bigcharts.com, aol.marketwatch.com and the money section of IWon.com Web properties, along with the significant increase in cbs.marketwatch.com traffic, has grown our online inventory and provided us the opportunity to sell a greater array of advertising products to our customers.
  Licensing revenues consist of license and news revenue. License revenues consists of fixed monthly amounts related to the license of charting technology and news content that are recognized ratably over the term of the licensing agreement or amounts based on the number of subscribers that use the service each month. News revenues are derived from the sale of news content to third parties and subscription payments from DBC for use of our news. Prior to the formation of the LLC, DBC Online/News did not charge DBC for this news.
  Other revenues consist of revenues from our television and radio shows and subscription revenues. MarketWatch produces a weekend television program distributed to 15 CBS affiliates and daily radio broadcast distributed to over 70 stations on the Westwood One Radio Network. MarketWatch shares in the advertising revenues earned through the sale of advertising space during MarketWatch television programming sold by the CBS sales force. Subscription revenues are from the sale of subscriptions to DBC's MarketWatch RT and MarketWatch Live products and not from the sale of any proprietary services of MarketWatch.
  Cost of revenues include compensation and benefits for news reporters and editors, royalties payable to CBS and content providers, Web site infrastructure costs internally and allocated from DBC, exchange fees, amortization of technology associated with the BigCharts purchase, and beginning in 1998, the cost of serving ads by DoubleClick. Web infrastructure costs include communications lines, bandwidth costs, computer equipment, and DBC and MarketWatch network operations personnel costs. All these costs are necessary to support licensing, advertising and other revenue streams. Allocation of costs between each revenue stream has not been made since substantially all costs would continue to be incurred if we did not have either licensing, advertising or other revenue. Cost of revenues for subscriptions includes exchange fees, communication lines and royalties paid to DBC.
  Product development expenses are primarily compensation and benefits for Web site developers, designers and engineers to maintain the sites; expenses for contract programmers and developers; equipment costs and data source fees.
  General and administrative expenses consist primarily of compensation and benefits for finance, business development and administrative personnel, allocations from DBC for administrative services, occupancy costs, professional fees, depreciation and charges for bad debts.
  Sales and marketing costs consist primarily of promotion and advertising provided by CBS beginning in 1998, cash advertising and compensation, benefits and sales commissions to our direct sales force.

Net Revenues

Net revenues increased by 256% to $24.9 million for the year ended December 31, 1999 from $7.0 million for the year ended December 31, 1998 and increased 289% comparing net revenues for the year ended December 31, 1998 to the same period in 1997. The increases are due primarily to the increase in the number of banner and sponsorship ads placed on our Web sites and, in 1999, the increase in licensing revenue associated with the purchase of BigCharts in June 1999. The increase in advertising revenues was caused by several interrelated factors, including the following:

  Greater number of advertisers;
  Increase in ad buys from existing customers;
  Increase in users of our Web sites and resultant page views with advertisements contained on those pages;
  Increase in size and productivity of our direct sales force; and
  Greater flexibility and sophistication of advertising packages offered to advertisers.

Substantially all of our customers purchase advertising under short term contracts. Customers can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a majority of net revenues from selling advertisements. The market for Web advertising is intensely competitive, and advertising rates could be subject to pricing pressure in the future. If we are forced to reduce advertising rates or experience lower revenue per thousand impressions, or "CPMs," across our Web sites or click-through advertising rates as a result of such competition or otherwise, future revenues could be adversely affected.

Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), are recognized during the period in which the advertisements are displayed on the Company's Web sites. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. The Company has not recorded any revenues or related expenses for these transactions, since the value cannot be objectively determined with any degree of reliability.

Cost of Revenues

Cost of revenues increased by 254% to $9.9 million for the year ended December 31, 1999 from $2.8 million for the year ended December 31, 1998 and increased 250% comparing the year ended December 31, 1998 to the same period in 1997. Cost of revenues increased due to the addition of news reporters and editors, additional network communications lines and personnel to accommodate increased traffic on our Web sites, DoubleClick costs to serve advertisements on the site, and royalties paid to CBS. As a percentage of net revenues, cost of revenues were 40% for the years ended December 31, 1999 and 1998, and 45% in the same period in 1997. Cost of revenues is expected to increase in absolute dollars in the future as a result of increases in the royalties payable to CBS; our intention to increase the number of editorial staff; initial costs in excess of revenues related to broadcast and broadband products; and addition of equipment and bandwidth costs to support increased traffic on our Web sites.

Operating Expenses

Since inception, operating expenses have increased significantly to reflect the costs associated with the growth and development of MarketWatch.com and our Web sites, in addition to the BigCharts acquisition. We continue to be substantially dependent on DBC for many of our financial, administrative and operational services and related support functions. We plan to implement independent financial, operational and management systems and controls, and reporting systems and procedures to support the continued expansion of our operations and discontinue DBC services eventually. As a consequence, we expect to continue to increase expenditures in all operating areas to support our planned growth and the development of our infrastructure.

Product Development

Product development expenses increased by 220% to $4.8 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998 and increased 36% comparing the year ended December 31, 1998 with the same period in 1997. Product development expenses increased due to increased headcount and, in 1999, the purchase of BigCharts and associated expenses, as well as costs associated with the amortization of deferred compensation in the first six months of 1999. As a percentage of net revenues, product development expenses were 19%, 21% and 59% for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease as a percentage of net revenues occurred as net revenues grew more quickly than personnel costs. In absolute dollars, we expect to continue to increase product development expenditures to maintain and enhance our Web sites and product offerings.

General and Administrative

General and administrative expenses increased by 162% to $8.9 million for the year ended December 31, 1999 from $3.4 million for the year ended December 31, 1998 and increased 183% comparing the year ended December 31, 1998 with the same period in 1997. As a percentage of net revenues, general and administrative costs were 36%, 49% and 66% for the years ended December 31, 1999, 1998 and 1997, respectively. General and administrative expenses increased in absolute dollars due to increased headcount, occupancy, legal and consulting expenses, as well as costs associated with the amortization of deferred compensation in 1999. In addition, 1999 included increased personnel and costs related to being a public company, as well as increased costs as a result of the purchase of BigCharts, including, among others, travel expenses, directors and officers liability insurance expense, and professional service fees. The absolute dollar level of general and administrative expense is expected to increase in future periods as a result of an increase in personnel and costs to support our intention to implement independent financial and management systems.

Sales and Marketing

Sales and marketing expenses increased by 190% to $33.4 million for the year ended December 31, 1999 from $11.5 million for the year ended December 31, 1998, and increased from $196,000 for the year ended December 31, 1997. As a percentage of net revenues, sales and marketing expenses were 134%, 164% and 11% for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease as a percentage of net revenues in 1999 and 1998 occurred as revenue grew more rapidly than advertising spending and personnel costs. Sales and marketing expenses increased in absolute dollars due to a number of factors including:

  An increase in amortization of promotions and advertising contributed by CBS in 1999 and 1998;
  Development of our direct sales force in 1998, growth of our direct sales force in 1999 and increased sales commissions from higher advertising sales;
  An increase in purchases of Web banner ads to promote our products and services;
  An increase in purchases of traditional print and broadcast advertising in 1999 to promote our products and services; and,
  An increase in distribution partners and related payments in 1999.

We record an expense at the time the in-kind advertising and promotion is provided by CBS under our agreement with CBS based on the rate card value of the advertising. Non-cash advertising expense relating to services provided by CBS was $14.0 million, $7.1 million and none for the years ended December 31, 1999, 1998 and 1997, respectively.

Sales and marketing expenses are expected to continue to increase in absolute dollars as we continue to build our direct sales organization and to pursue an aggressive brand-building strategy through advertising and distribution.

Amortization of Intangibles

In connection with the purchase of BigCharts, MarketWatch paid $157.5 million. Of the purchase price, $200,000 was for in-process research and development, which was expensed in full upon completion of the acquisition in June 1999, and $152.5 million and $3.6 million was allocated to goodwill and intangibles, respectively. Goodwill is being amortized over three years, and intangibles are being amortized over periods ranging from one and one half to three and one half years.

Interest Income (Expense)

Interest income of $1.4 million for the year ended December 31, 1999 resulted from income earned on the proceeds from our initial public offering. Interest expense of $159,000 and $181,000 for the years ended December 31, 1998 and 1997, respectively, resulted from borrowings from DBC.

Liquidity and Capital Resources

Since inception on October 29, 1997, we have funded our operations primarily from cash contributed and advanced by DBC, revenues from advertising sales and the proceeds of our initial public offering. DBC contributed capital of $218,000 during the period from inception (October 29, 1997) through December 31, 1997 and $1.8 million during the year ended December 31, 1998. At December 31, 1999, cash, cash equivalents and short-term investments totaled $14.5 million compared to $140,000 at December 31, 1998.

Cash used in operating activities was $19.1 million for the year ended December 31, 1999 and $4.4 million for the year ended December 31, 1998. The cash used in 1999 was primarily due to a net loss of $60.9 million, offset by non-cash charges of $14.0 million for advertising provided by CBS, $32.2 million in depreciation of property and equipment and amortization of goodwill and intangibles, and a write-off of in-process research and development of $200,000. Significant uses of cash in operations for the year ended December 31, 1999 include costs associated with increased sales and marketing activities to establish and promote our products and services and costs of directors and officers' insurance premiums incurred as a result of becoming a public company.

Cash used in operating activities was $4.4 million for the year ended December 31, 1998 compared to $205,000 for the period from inception (October 29, 1997) through December 31, 1997. Significant uses of cash in operations for the year ended December 31, 1998 include costs associated with increased sales and marketing activities to establish and to promote our products and services and increased accounts receivable and deferred offering costs, offset by accrued expenses for the costs of our initial public offering.

Cash used in investing activities was $16.5 million for the year ended December 31, 1999 and consisted primarily of the purchase of short-term investments, the purchase of BigCharts, and capital expenditures. The BigCharts purchase included a cash payment of $6.0 million to stockholders and financial advisors of BigCharts, and $1.5 million in acquisition costs.

Cash used in investing activities was $1.1 million for the year ended December 31, 1998 and $13,000 for the period from inception (October 29, 1997) through December 31, 1997 and primarily reflects the purchase of property and equipment. Capital expenditures were primarily for computer hardware and leasehold improvements related to leased facilities and are expected to increase in future periods. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and further increases in capital expenditures are expected in the future.

Cash provided by financing activities was $45.0 million for the year ended December 31, 1999 and primarily reflected the proceeds from the initial public offering in January 1999 of 3,162,500 shares of common stock at $17 per share with proceeds of $43.9 million net of underwriting and offering expenses and the repayment of amounts owed to DBC. Cash provided by financing activities was $5.7 million for the year ended December 31, 1998 and $218,000 for the period from inception (October 29, 1997) through December 31, 1997 which primarily reflected contributions and advances from DBC.

As of December 31, 1999, commitments under noncancellable operating leases totaled $2.9 million through December 31, 2004. We have entered into certain agreements with Yahoo!, Inc. ("Yahoo!") and America Online, Inc. ("AOL") to make payments for advertising and slotting over the next three years. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site each month through the expiration of the agreement in August 2000 at which time we intend to negotiate a similar agreement. As of December 31, 1999, we are committed to pay $7.0 million to AOL over the next three years and a minimum of $1.6 million to Yahoo! in 2000.

To date, we continue to be substantially dependent on DBC for our financial and operational services and related support functions. We believe the implementation of an independent accounting system; financial, operational and management systems and controls; and reporting systems and procedures will be necessary to support the continued expansion of our operations. As a consequence, we intend to expend working capital to support the development of infrastructure.

Under the terms of the LLC Agreement between CBS and DBC and, subsequently, a credit agreement between MarketWatch.com and DBC, DBC agreed to advance us up to an aggregate of $5.0 million on a revolving basis through October 29, 2000. Borrowings will bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% and are due on October 29, 2000. As of December 31, 1999, there were no advances from DBC under this credit agreement. A portion of the net proceeds from our initial public offering was used to repay all outstanding advances from DBC.

On March 28, 2000, the Company entered into an agreement with DBC and CBS under which DBC and CBS will each purchase an additional 1,136,814 shares of the Company's common stock. In exchange for the shares, DBC will pay $43.0 million in cash, and CBS will pay $13.0 million in cash and $30.0 million in rate card advertising and promotion over the next two years. The agreement is to close upon satisfaction of all antitrust regulatory requirements and the customary closing conditions.

We believe that the net proceeds from our initial public offering, together with cash from operations, our credit agreement with DBC, and our recent financing commitment of $86 million from CBS and DBC, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then- current stockholders would be reduced. However, if CBS or DBC elects to maintain its percentage interest pursuant to the exercise of the purchase right under its stockholders' agreements, then CBS or DBC would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of our common stock.

Year 2000

To date, we have not experienced any significant year 2000 related problems with our internally developed software or our third-party supplied software and computer systems, and we are not aware of any failure of our systems or of our third-party suppliers to be year 2000 compliant that could significantly impact our business or operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short-term investments classified as "available for sale". In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 1999, all of our investments mature in less than one year.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

Item 8: Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Reports of Independent Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998, and the period from inception (October 29, 1997) through December 31, 1997 and for DBC Online/News for the period from January 1, 1997 through October 28, 1997

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1999 and 1998, and the period from inception (October 29, 1997) through December 31, 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998, and the period from inception (October 29, 1997) through December 31, 1997 and for DBC Online/News for the period from January 1, 1997 through October 28, 1997

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of MarketWatch.com, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of MarketWatch.com, Inc. at December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and for the period from inception (October 29, 1997) through December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
February 9, 2000
Except as to Note 10, which is as of March 28, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Data Broadcasting Corporation

In our opinion, the accompanying statements of operations and of cash flows present fairly, in all material respects, the results of operations and cash flows of the DBC Online/News Business, a division of Data Broadcasting Corporation, for the period from January 1, 1997 through October 28, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Business' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
June 15, 1998

MARKETWATCH.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                               December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                               ASSETS
Current assets:
  Cash and cash equivalents..............................    $9,500       $140
  Short term investments.................................     4,979         --
  Accounts receivable, net of allowances for
     bad debts of $280 and $226,
     respectively........................................     8,073      1,586
  Prepaid expenses.......................................     3,699          2
                                                          ---------- ----------
          Total current assets...........................    26,251      1,728
Property and equipment, net..............................     5,035        932
Intangible assets........................................     2,683         --
Goodwill.................................................   122,840         --
Deferred offering costs..................................        --      1,816
Other assets.............................................        46         11
                                                          ---------- ----------
          Total assets...................................  $156,855     $4,487
                                                          ========== ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable.......................................    $3,948     $1,969
  Accrued expenses.......................................     3,415      1,688
  Deferred revenue.......................................       344         14
  Advances from DBC......................................         --     3,946
                                                          ---------- ----------
          Total current liabilities......................     7,707      7,617
                                                          ---------- ----------
Commitments and contingencies (Note 8)
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding........        --         --
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 13,926,677 shares and 9,000,000
     shares issued and outstanding at December 31,
     1999 and 1998, respectively.........................       139         90
  Additional paid-in capital.............................   231,746     53,366
  Deferred compensation..................................      (413)    (1,144)
  Contribution receivable................................    (8,952)   (42,948)
  Accumulated deficit....................................   (73,372)   (12,494)
                                                          ---------- ----------
          Total stockholders' equity (deficiency)........   149,148     (3,130)
                                                          ---------- ----------
          Total liabilities and stockholders' equity.....  $156,855     $4,487
                                                          ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                     DBC ONLINE/
                                           MARKETWATCH.COM             NEWS(1)
                                  ---------------------------------- ------------
                                                         Inception
                                                        (October 29,  January 1,
                                        Years ended        1997)         1997
                                        December 31,      through      through
                                  --------------------- December 31, October 28,
                                     1999       1998        1997         1997
                                  ---------- ---------- ------------ ------------
Net revenues:
  Advertising....................   $18,033     $5,115         $320         $690
  Licensing......................     5,262      1,285          210           --
  Other..........................     1,640        627          100          482
                                  ---------- ---------- ------------ ------------
       Total net revenues........    24,935      7,027          630        1,172
Cost of revenues..........            9,901      2,837          148          660
                                  ---------- ---------- ------------ ------------
       Gross profit..............    15,034      4,190          482          512
                                  ---------- ---------- ------------ ------------
Operating expenses:
  Product development............     4,762      1,468          186          885
  General and administrative.....     8,948      3,429          248          943
  Sales and marketing............    33,430     11,547          129           67
  Purchased in-process research
    and development..............       200         --          --           --
  Amortization of goodwill
    and intangibles..............    29,984         --          --           --
                                  ---------- ---------- ------------ ------------
       Total operating expenses..    77,324     16,444          563        1,895
                                  ---------- ---------- ------------ ------------
Loss from operations.............   (62,290)   (12,254)         (81)      (1,383)
Interest income (expense), net...     1,412       (159)         --          (181)
                                  ---------- ---------- ------------ ------------
Loss before income tax benefit...   (60,878)   (12,413)         (81)      (1,564)
Income tax benefit...............        --         --          --           621
                                  ---------- ---------- ------------ ------------
Net loss.........................  ($60,878)  ($12,413)        ($81)       ($943)
                                  ========== ========== ============ ============
Basic and diluted net loss per
  share..........................    ($4.68)    ($1.38)      ($0.01)
                                  ========== ========== ============
Shares used in the calculation
  of basic and diluted net loss
  per share......................    13,004      9,000        9,000
                                  ========== ========== ============

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(In thousands, except share data)

                                   Common Stock
                               ------------------
                                            Par   Additional Deferred  Contribu-    Accumu-
                                           Value   Paid-in    Compen-     tion       lated
                                 Shares   Amount   Capital    sation   Receivable   Deficit      Total
                               ---------- ------- ---------- --------- ---------- ------------ ----------
Capital contribution
  receivable from DBC upon
  formation...................        --    $ --     $2,000     $  --    ($2,000)     $   --      $  --
Capital contribution
  receivable from CBS upon
  formation...................        --      --     50,000        --    (50,000)         --         --
Issuance of shares to DBC and
  CBS at formation............ 9,000,000      90        (90)       --         --          --         --
Cash contribution received
  from DBC....................        --      --         --        --        218          --         218
Fair value of services
  provided by DBC to the
  Company.....................        --      --         15        --         --          --          15
Net loss......................        --      --         --        --         --          (81)       (81)
                               ---------- ------- ---------- --------- ---------- ------------ ----------
Balances, December 31, 1997... 9,000,000      90     51,925        --    (51,782)         (81)       152
Cash contribution received
  from DBC....................        --      --         --        --      1,782          --       1,782
Issuance of compensatory
  stock options to employees..        --      --      1,391    (1,391)        --          --         --
Amortization of deferred
  compensation................        --      --         --       247         --          --         247
Fair value of services
  provided by DBC.............        --      --         50        --         --          --          50
Advertising received from
  CBS.........................        --      --         --        --      7,052          --       7,052
Net loss......................        --      --         --        --         --      (12,413)   (12,413)
                               ---------- ------- ---------- --------- ---------- ------------ ----------
Balances, December 31, 1998... 9,000,000      90     53,366    (1,144)   (42,948)     (12,494)    (3,130)
Issuance of common stock,
  net of issuance costs,
  pursuant to the initial
  public offering............. 3,162,500      31     47,832        --         --          --      47,863
Issuance of common stock
  pursuant to the purchase
   of BigCharts............... 1,589,138      16    149,539        --         --          --     149,555
Issuance of common stock
   upon exercise of
   options....................   175,039       2        830        --         --          --         832
Amortization of deferred
  compensation................        --      --         --       621         --          --         621
Compensation and other
  expenses related to
  option grants...............        --      --        179       110         --          --         289
Reduction in CBS advertising
  contribution................        --      --    (20,000)       --     20,000          --          --
Advertising received from
  CBS.........................        --      --         --        --     13,996          --      13,996
Net loss......................        --      --         --        --         --      (60,878)   (60,878)
                               ---------- ------- ---------- --------- ---------- ------------ ----------
Balances, December 31, 1999... 13,926,677   $139   $231,746     ($413)   ($8,952)    ($73,372)  $149,148
                               ========== ======= ========== ========= ========== ============ ==========

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                      DBC ONLINE/
                                              MARKETWATCH.COM          NEWS(1)
                                     -------------------------------  ----------
                                                          Inception
                                                         (October 29, January 1,
                                         Years ended        1997)        1997
                                         December 31,      through     through
                                     ------------------- December 31, October 28,
                                       1999      1998       1997         1997
                                     --------- --------- -----------  ----------
Cash flows used in operating
  activities:
  Net loss.......................... ($60,878) ($12,413)       ($81)      ($943)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Provision for bad debt.........      280       216          10          --
     Depreciation and
       amortization.................   32,287       470         --           86
     Deferred income taxes..........       --        --         --          (73)
     Noncash charges from
       stockholders.................   13,996     7,102          15          --
     In process research and
       development write off........      200        --         --           --
     Changes in operating assets
       and liabilities:
       Accounts receivable..........   (6,064)   (1,578)       (234)          4
       Prepaid expenses and other
          current assets............   (3,641)      (13)        --          (64)
       Deferred offering costs......       --    (1,816)        --           --
       Accounts payable and accrued
          expenses..................    4,470     3,583          75          14
       Deferred revenue.............      215         4          10           2
                                     --------- --------- -----------  ----------
          Net cash used in operating
            activities..............  (19,135)   (4,445)       (205)       (974)
                                     --------- --------- -----------  ----------
Cash flows used in investing
  activities:
  Purchase of short term
     investments....................  (15,248)        --        --           --
  Sale of short term
     investments....................   10,269         --        --           --
  Purchase of property and
     equipment......................   (4,022)   (1,143)        (13)        (90)
  Acquisition of business, net
     of cash acquired...............   (7,476)        --        --           --
                                     --------- --------- -----------  ----------
                                      (16,477)   (1,143)        (13)        (90)
                                     --------- --------- -----------  ----------
Cash flows provided by financing
  activities:
  Issuance of common stock..........   48,918         --        --
  Contributions from DBC............       --     1,782         218          --
  Advances from DBC.................   (3,946)    3,946         --        1,064
                                     --------- --------- -----------  ----------
          Net cash provided by
            financing activities....   44,972     5,728         218       1,064
                                     --------- --------- -----------  ----------
Net change in cash..................    9,360       140         --           --
Cash and cash equivalents
  at beginning of period............      140        --         --           --
                                     --------- --------- -----------  ----------
Cash and cash equivalents
  at end of period..................   $9,500      $140     $   --       $   --
                                     ========= ========= ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Business

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of MarketWatch.com, Inc., and its majority owned controlled subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company operates as one segment.

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

In connection with the formation of the limited liability company, the Company, CBS and DBC entered into a contribution agreement (the "Contribution Agreement"), under which DBC contributed to the Company $218,000 in cash upon consummation of the Contribution Agreement, $1.8 million in cash in 1998 and DBC's existing "Online/News" business, which primarily consisted of customer contracts and intellectual property, in return for its ownership interest. CBS agreed to provide $50.0 million of rate card amount advertising and promotions over a period of five years in return for its ownership interest. Under the terms of the Stockholders' Agreement, the $50.0 million rate card amount was revised to $30.0 million upon completion of our initial public offering (see Note 3).

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

In January 1999, the Company completed an initial public offering ("IPO") of 3,162,500 shares of common stock at $17.00 per share. Total proceeds to the Company were approximately $47.8 million, net of offering costs. Immediately prior to the completion of the IPO, the Company was reorganized from a limited liability company to a corporation. All share and per share data have been retroactively adjusted to reflect the reorganization.

Effective June 9, 1999, the Company completed its acquisition of BigCharts.com, Inc. ("BigCharts"), a Minnesota corporation, for $6.0 million in cash, $110.9 million worth of MarketWatch common stock, and $38.6 million worth of options to purchase MarketWatch common stock which are issuable upon exercise of options to purchase BigCharts common stock assumed in the merger. BigCharts is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals.

The accompanying consolidated financial statements and related notes also reflect the carve-out historical results of operations and cash flows of the online and news business ("DBC Online/News" or "Business") of Data Broadcasting Corporation ("DBC"). The Statement of Operations includes all revenues and costs directly attributable to DBC Online/News, including costs for facilities, functions and services used by the Business at shared sites and allocations of costs for certain administrative functions and services performed by centralized departments within DBC. Costs have been allocated to the Business based on DBC management's estimate of costs attributable to the operation of the online and news business. Such costs are not necessarily indicative of the costs that would have been incurred if DBC Online/News had been a separate entity.

Accounting for the Initial Capitalization of the Company

The Company has recorded DBC's equity contributions under the Contribution Agreement at the value of the cash contributed. DBC's contribution of the intellectual property of the Online/News business has been recorded at its historical carrying amount, which was zero. DBC contributed none of the tangible assets or liabilities of the Online/News business; only intellectual property. The Company recorded the contribution of the Online/News business at its historical carrying amount since the fair value of the business was not objectively determinable by a corresponding contribution of monetary assets by CBS.

As described above, CBS has committed to provide advertising and promotions over a five-year period in return for its ownership position. The Company has recorded the $50.0 million commitment by CBS as a contribution receivable and reduces the receivable and records an expense based on the rate card amount of the advertising and promotion during the period provided. Under the terms of the Stockholders' Agreement, the Company recorded a $20.0 million reduction to the contribution receivable and additional paid-in capital upon completion of the IPO (See Note 3).

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition

The Company generates its net revenues from three primary sources: the sale of advertising on the Company's Web sites; the license of content; and other revenues including television, radio, and subscription products.

Advertising revenue, derived from the sale of banner advertisements and sponsorships on the Company's Web sites, is recognized using the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight line basis over the term of the contract in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's Web sites. Additionally, certain sponsorship agreements provide links to third-party Web sites and generate either fixed transaction fees for monthly access or variable fees, which are dependent upon the number of transactions consummated at the third- party Web site by linked customers. Such amounts are recognized as revenue in the month earned.

Licensing revenues consist of license and news revenues. License revenues consists of fixed monthly amounts related to the license of charting technology and news content that are recognized ratably over the term of the licensing agreement or amounts based on the number of third-party Web site subscribers that use the service each month. News revenues consist of the sale of news content to third parties and the Subscriber Payments from DBC, which represent fees from the sale to DBC by the Company of its news. Revenue related to the sale of news is recognized in the month the services are provided. Prior to the formation of the LLC, DBC Online/News did not charge DBC for this news. After its initial public offering, the Company continued to receive Subscriber Payments from DBC subscribers, other than certain commercial subscribers.

Other revenues consist of revenue from our television and radio shows and subscription revenues. The Company produces a weekend television program for distribution on CBS affiliates and daily radio broadcasts for distribution by Westwood One Radio Network to over 70 national affiliates at December 31, 1999. The Company shares in the revenue earned through the sale by CBS sales forces of advertising space during its television programming. Revenue for the television program is recognized as the shows are aired and revenue is earned. Revenue for the radio show is recognized ratably over the contract period. Radio revenues are based on a percentage of advertising revenue that is sold by the affiliate stations and aired during the Company's broadcast. Subscription revenue relates to customer subscriptions to the DBC premium online services, MarketWatch RT and MarketWatch Live, which provide subscribers access to real-time exchange data and premium analytical products and are sold through the Company's Web sites. Subscriptions are charged to customers' credit cards and are billed in advance on a monthly basis. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), are recognized during the period in which the advertisements are displayed on the Company's Web sites. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. The Company has not recorded any revenue or related expenses from these transactions, since the value cannot be objectively determined with any degree of reliability.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short Term Investments

The Company classifies all investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investment securities to be classified as either held to maturity, trading or available-for-sale. All of the Company's investments are classified as available-for-sale and are stated at fair market value, which approximates cost. Unrealized gains and losses are immaterial for all periods presented.

As of December 31, 1999, the Company's short term investments consisted of commercial paper of $5.0 million. Contractual maturities of the Company's short term investments are generally one year or less.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the remaining lease term.

Intangible Assets and Goodwill

The Company assesses the recoverability of its long term assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If it became probable that the projected future undiscounted cash flows of acquired assets were less than the carrying value of the goodwill, we would recognize an impairment loss in accordance with the provision of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" (SFAS No. 121). In addition, if the analysis warranted revised estimated useful lives, the Company would adjust the lives of the assets in accordance with APB 17. No impairment has been identified to date.

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

Product Development Costs

Costs attributable to the development of new products are expensed as incurred. The Company develops software that enables users to access information on its Web sites and subscription services. The Company adopted SOP 98-1 in 1999. Product development costs incurred in 1999 were primarily associated with the maintenance of the site. In 1998, development costs incurred prior to technological feasibility were expensed as incurred. Costs eligible for capitalization have been immaterial for all periods presented.

Promotion and Advertising

Advertising costs are expensed as incurred. Promotion and advertising provided by CBS under the Contribution Agreement are recognized as an expense during the period in which the services are provided based on the rate card value of such services (See Note 9).

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Management deposits its cash with three financial institutions. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. Most of the Company's accounts receivable are derived from Internet-related businesses. As of December 31, 1999, one customer comprised 11% of gross accounts receivable. As of December 31, 1998, four customers comprised 21% of the gross accounts receivable balance. The fair value of accounts receivable approximates cost due to their short-term nature.

Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During each of the three years ended December 31, 1999, the Company has not had any significant transactions that are required to be reported in comprehensive income.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation (SFAS No. 123)." In accounting for stock based transactions with non-employees, the Company records compensation expense in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recently Issued Accounting Pronouncements

In March 1998, SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when these costs should be capitalized. We adopted SOP 98-1 in fiscal 1999. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flow.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activites," was issued. In July 1999, SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FSAB Statement No. 133" was issued. We will be required to adopt SFAS No. 133 in fiscal 2000. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flow.

Note 3 - Agreements with CBS and DBC

In January 1999, the Company entered into a Stockholders' Agreement ("Stockholders' Agreement"), under which CBS reduced the advertising commitment from the Contribution Agreement to an aggregate rate card amount of $30.0 million in return for a change in the royalty rate payable under the License Agreement, extension of the License Agreement to 2005 and modification to certain non-competition provisions. Additionally, both CBS and DBC will have a right of first refusal in the event either party desires to sell any securities of the Company to a third party or if the Company issues new securities.

In addition, the Company and CBS entered into an Amended and Restated License Agreement (the "Amended and Restated License") that superseded and replaced the License Agreement and became effective immediately prior to the IPO. Under the Amended and Restated License, in return for the right to use the CBS name and logo as well as the CBS Television Network news content, the Company is obligated to pay a royalty to CBS of: (i) during 1999 (a) 8% of Gross Revenues in excess of $500,000 and up to and including $50.5 million and (b) 6% of Gross Revenues in excess of $50.5 million; and (ii) in subsequent years through the termination of the License Agreement on October 29, 2005 (a) 8% of Gross Revenues up to and including $50.0 million and (b) 6% of Gross Revenues in excess of $50.0 million.

CBS has the right to terminate the agreement in certain circumstances, including breach of a material term or condition of the agreement, insolvency, bankruptcy or other similar proceeding, discontinuance of use of the MarketWatch logo without providing an acceptable substitute, or acquisition or issuance of certain percentages of the Company's common stock or voting power by or to a CBS competitor. In addition, CBS has retained significant editorial control over the use and presentation of the CBS news content and the CBS logo and has the ability to prevent the Company from displaying certain types of content, which are unacceptable to CBS.

Gross Revenues means gross operating revenues that are derived from an Internet service or Web site that:

  provides information or services of a financial nature; or
  uses the CBS trademarks licensed to the Company.

Gross Revenues excludes revenues from DBC, an amount equal to certain commissions paid to sales representatives and an amount equal to certain revenues attributable to an acquired company's results of operations for the 12 months prior to the acquisition.

The terms of the Amended and Restated License do not prohibit CBS from licensing its name and logo to another Web site or Internet service that does not have as its primary function and its principal theme and format the delivering of comprehensive real-time or delayed stock market quotations and financial news in the English language to consumers. CBS is also not prohibited from licensing its news content to, or investing in, another Web site or Internet service.

In January 1999, the Company and DBC entered into an Amended and Restated Services Agreement (the "Amended Services Agreement"), which superseded and replaced the Services Agreement. Under the Amended Services Agreement, DBC provides the Company with hosting services, software programming assistance, data feeds, communications lines, office space and related facilities, network operations and Web site management services, as well as certain administrative and engineering services if requested by the Company. The Amended Services Agreement provides for DBC to grant the Company certain nonexclusive licenses to its data and information feeds and provides for certain network Web site hosting performance standards. DBC also pays the Company a monthly per subscriber fee ranging from $2.50 to $5.00, subject to a monthly minimum of $100,000 through October 2002, for delivery of the Company's news to all DBC subscribers, as defined. The Company is also required to pay DBC 25% and 75% of subscription revenues for MarketWatch RT(TM) and MarketWatch Live(TM), respectively. The term of the Amended Services Agreement will expire on October 29, 2005.

In January 1999, the Company and DBC entered into a Revolving Credit Agreement (the "Credit Agreement") whereby DBC will be obligated to loan the Company up to $5.0 million through October 2000. Borrowings under the Credit Agreement are unsecured and bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2%. All previous advances from DBC under the Limited Liability Company Agreement of the LLC between CBS and DBC (the "LLC Agreement") were included against the borrowings under the Credit Agreement. As of December 31, 1999, the Company had no outstanding borrowings under the Credit Agreement.

In January 1999, the Company, CBS and DBC entered into a Registration Rights Agreement ("Registration Agreement"). CBS and DBC, and their affiliates and permitted transferees were given certain registration rights for the securities of the Company held by them under the Registration Agreement.

Note 4 - Balance Sheet Components

Property and equipment, net, consisted of the following (in thousands):

                                                 December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
Computers and equipment.....................   $5,066       $628
Leasehold improvements......................      762        300
Furniture and fixtures......................      787        228
                                            ---------- ----------
                                                6,615      1,156
Less accumulated depreciation and
  amortization..............................   (1,580)      (224)
                                            ---------- ----------
       Total property and equipment, net....   $5,035       $932
                                            ========== ==========

Allowance for bad debts was as follows (in thousands):

                                                  Years ended
                                                  December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
Balance at beginning of period.............      $226        $10
Charged to expenses........................       280        216
Write-offs, net of recoveries...............     (226)       --
                                            ---------- ----------
Balance at end of period...................      $280       $226
                                            ========== ==========

Prepaid expenses were as follows (in thousands):

                                                  December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
Prepaid marketing..........................$    3,045 $    --
Other......................................       654          2
                                            ---------- ----------
                                           $    3,699 $        2
                                            ========== ==========

Accrued expenses and other liabilities were as follows (in thousands):

                                                  December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
Accrued television production..............       509      --
Accrued royalty............................       492        307
Accrued compensation.......................     1,746      --
Accrued other...............................      668      1,381
                                            ---------- ----------
                                           $    3,415 $    1,688
                                            ========== ==========

Note 5 - Business Acquisition

Effective June 9, 1999, the Company completed its acquisition of BigCharts, Inc. ("BigCharts"), a Minnesota corporation, for $6.0 million in cash, $110.9 million worth of its Common Stock, and $38.6 million worth of its stock options. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. In connection with the acquisition, in the second quarter of 1999, the Company recorded expenses of $2.0 million primarily consisting of accounting and legal fees and other related transactions costs. The following are unaudited pro forma condensed consolidated results of operations for the Company and BigCharts on the basis that the acquisition had taken place at the beginning of the periods presented. The Company has not included a $200,000 charge for the write off of acquired in- process technology in the pro forma net loss due to its non-recurring nature. These results are not indicative of the actual results that would have occurred had the action taken place at the beginning of the period (in thousands):

                                           Years ended December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
                                                (unaudited)

Pro forma net revenues.....................   $26,765     $9,086
Pro forma net loss.........................   (82,558)   (65,172)
Pro forma net loss per share...............    ($5.87)    ($6.16)

The total purchase price of $157.5 million was allocated to the fair value of the assets acquired and liabilities assumed, identified intangible assets and goodwill as follows (dollars in thousands):

                                                        Expected
                                                          Life
                                            Allocation  (Years)
                                            ---------- ----------
Tangible assets............................    $1,914        --
Liabilities assumed........................      (656)       --
Intangible assets:
  Existing technology......................     2,000        2.0
  In-process technology....................       200        --
  Trademark................................       500        3.5
  Customer contacts........................       300        1.5
  Workforce................................       800        3.5
  Goodwill.................................   152,491        3.0
                                            ----------
       Total Purchase Price................  $157,549
                                            ==========

The Company assesses the recoverability of its long term assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If it became probable that the projected future undiscounted cash flows of acquired assets were less than the carrying value of the goodwill, we would recognize an impairment loss in accordance with the provisions of SFAS No. 121. In addition, if the analysis warranted revised estimated useful lives, the Company would adjust the lives of the assets in accordance with APB 17. No impairment has been identified to date.

Note 6 - Income Taxes

At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $37.0 million and $36.5 million, respectively, available to offset future regular and alternative minimum taxable income. If not used, the federal net operating losses will expire between 2010 and 2019. The state net operating losses will expire between 2005 and 2009. The availability of the net operating losses to offset future taxable income may be limited as a result of ownership changes in 1999 and earlier years. The amount of such limitation, if any, has not been determined.

The components of the net deferred tax assets and liabilities are presented below (in thousands):

                                                                  December 31,
                                                                       1999
                                                                  ----------
Deferred tax assets:

Net operating loss carryforwards.................................$   14,720
Accruals and reserves............................................       205
Property and equipment...........................................     1,402
                                                                  ----------
      Total deferred tax assets..................................    16,327
Valuation allowance..............................................   (15,225)
                                                                  ----------
      Deferred tax assets........................................     1,102
                                                                  ----------
Deferred tax liabilities:

Intangible assets................................................    (1,069)
Other............................................................       (33)
                                                                  ----------
      Total deferred tax liabilities.............................    (1,102)
                                                                  ----------
Net deferred tax asset...........................................$     --
                                                                  ==========

Deferred tax assets of approximately $2.0 million as of December 31, 1999 pertain to certain net operating loss carryforwards resulting from the exercise of stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset.

The difference between the income tax benefit at the statutory rate of 34% and the Company's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets and the non deductible amortization of goodwill. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

                                                                   Year ended
                                                                   December 31,
                                                                       1999
                                                                  ----------
Provision computed at federal statutory rate......................   (34.00)%
State taxes, net of federal benefit...............................    (5.85)%
Amortization of goodwill..........................................    19.41%
Other permanent differences.......................................     0.22%
Other.............................................................    (0.18)%
Valuation allowance...............................................    20.40%
                                                                  ----------
Provision for income taxes........................................      --  %
                                                                  ==========

No benefit for federal and state income taxes is reported in the financial statement for the year ending December 31, 1998 as the Company had elected to be taxed as a partnership in years prior to the reorganization of the limited liability company into a Corporation, which took effect immediately prior to the IPO. Therefore, the federal and state effects of the Company's results of operations were recorded by the Members in their respective income tax returns.

Note 7 - Options

The Members and the management committee of the LLC authorized options to purchase membership interests in the Company to be granted to employees of the Company. The management committee of the LLC granted options at the fair market value of the membership interest as determined by the management committee of the LLC on the date of grant.

In determining the fair market value of the membership interest on each grant date, the management committee of the LLC considered, among other things, the value of assets contributed to the Company from DBC, the Company's absolute and relative level of revenues and other operating results, the state of the Company's Web site development, the absence of a public trading market for the Company's securities, the intensely competitive nature of the Company's market and the appreciation of stock values of a number of generally comparable Internet companies.

Each option converted into an option to purchase the equivalent percentage of common stock upon the reorganization of the limited liability company into a corporation, as discussed in Note 1. The converted options became part of the 1998 Equity Incentive Plan (the "1998 Plan"). In September 1998, the Board of Directors adopted, subject to stockholder approval, the 1998 Plan and the 1998 Directors' Stock Option Plan (the "1998 Directors' Plan"). The 1998 Plan and 1998 Directors' Plan became effective upon the completion of the Company's IPO. As of December 31, 1999, an aggregate of 1.6 million shares have been reserved for issuance under both plans.

Pursuant to the consummation of the acquisition of BigCharts, Inc. during 1999, the Company assumed the BigCharts, Inc. 1995 Stock Plan (the "BigCharts Plan"). Options issued become exercisable over varying periods as provided in the individual plan agreements. BigCharts issued 585,824 shares under the Plan.

The following summarizes the activity in the Company's option plans:

                                                        Weighted
                                             Options    Average
                                               Out-     Exercise
                                             standing    Price
                                            ---------- ----------
Options granted at fair value for the
  period from inception (October 29,
  1997) through December 31, 1997..........   446,250      $4.09
                                            ----------
Options outstanding, December 31, 1997.....   446,250       4.09

Options granted at fair value..............   231,500      10.64
Options granted below fair value...........   198,000       5.87
Options cancelled..........................   (12,250)      4.41
                                            ----------
Options outstanding, December 31, 1998.....   863,500       6.25

Options granted at fair value..............   777,111      44.94
Options assumed from BigCharts purchase....   585,824       6.92
Options cancelled..........................  (155,536)     23.12
Options exercised..........................  (178,073)      5.51
                                            ----------
Options outstanding, December 31, 1999..... 1,892,826     $21.11
                                            ==========

At December 31, 1999 and 1998, 114,925 and 636,500 options were available for future grant, respectively, and 747,370 and 144,690 options were vested, respectively. The weighted average exercise price and weighted average remaining contractual life of the vested options are $5.73 and 8.57 years, respectively, at December 31, 1999, and $4.00 and 8.43 years, respectively, at December 31, 1998.

For the years ended December 31, 1999 and December 31, 1998, the Company expensed $621,000 and $247,000, respectively, of deferred compensation representing the difference between the deemed fair value by the Company's Board of Directors of the common stock on the date of grant and the option exercise price on the date of grant. Deferred compensation is amortized over the three year vesting period of the options.

The following table summarizes information about options outstanding at December 31, 1999:

                                                        Weighted
                                                        Average    Weighted
                                              Number   Remaining   Average
                                               Out-    Contractual Exercise
              Exercise Price                 standing     Life      Price
------------------------------------------- ---------- ---------- ----------
$ 1.32 - $ 1.32............................   210,047       7.60      $1.32
$ 3.16 - $ 4.00............................   510,533       7.58      $3.93
$ 5.53 - $17.00. ..........................   537,719       8.24     $11.07
$28.00 - $48.00............................   314,630       9.85     $39.29
$48.75 - $90.88............................   319,897       9.39     $60.54
                                            ---------- ---------- ----------
                                            1,892,826       8.45     $21.11
                                            ========== ========== ==========

For the year ended December 31, 1999, 150,000 options were issued outside of the option plans. In addition, the Company also recorded amortization expense of $229,000 for the year ended December 31, 1999 in connection with stock options issued for services. The Company estimated the fair value of options issued for services using the Black-Scholes option pricing model using the following assumptions: no dividend yield, weighted average expected option term of 10 years, risk free interest rate of 4.94%, and an expected volatility factor of 97%.

In the first quarter of 2000, the Board of Directors reserved, subject to shareholder approval, an additional 1,500,000 shares for issuance under the 1998 Plan.

Fair Value Disclosures

The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had the Company's stock-based compensation cost been determined based on the minimum value at the grant date for awards under the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands):

                                                                  Inception
                                                                  (October 29,
                                                  Years ended       1997)
                                                  December 31,     through
                                            --------------------- December 31,
                                               1999       1998       1997
                                            ---------- ---------- ----------
Net loss:
  As reported..........................      ($60,878)  ($12,413)      ($81)
                                            ========== ========== ==========

  Pro forma............................      ($66,913)  ($13,289)     ($118)
                                            ========== ========== ==========
Net loss per share:
  As reported..........................        ($4.68)    ($1.38)    ($0.01)
                                            ========== ========== ==========

  Pro forma............................        ($5.15)    ($1.48)    ($0.01)
                                            ========== ========== ==========

Prior to the Company's initial public offering, the Company calculated the value of each option grant using the minimum value method with the following assumptions: no dividend yield, weighted average expected option term of 10 years; risk free interest rates of 5.5% to 4.6% and 5.8% to 5.7% for the year ended December 31, 1998 and the period from inception (October 29, 1997) through December 31, 1997, respectively, and an expected volatility factor of 72% in 1998.

Subsequent to the offering, the fair value was determined using the Black- Scholes model with the following assumptions: no dividend yield, weighted average expected option term of four years, risk free interest rates of 6.5% to 4.2% and an expected volatility factor of 97%.

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Note 8 - Commitments and Contingencies

Leases

Beginning in April 1998, the Company subleases office space for its corporate headquarters in San Francisco, California, in New York, New York and in Washington DC from CBS. In addition, the Company subleases space in Minneapolis, Minnesota. Rent expense under the subleases was $674,950 for the year ended December 31, 1999, and $137,000 for the year ended December 31, 1998. Future annual minimum lease payments under the leases were as follows:

Year ending December 31,
   2000.....................................             $744,000
   2001.....................................              706,000
   2002.....................................              707,000
   2003.....................................              438,000
   2004.....................................              316,000
                                                       -----------
                                                       $2,911,000
                                                       ===========

Commitments

The Company has entered into employment agreements with six of its officers which expire in June 2004. Such agreements provide for minimum annual salary levels ranging from $120,000 to $270,000, as well as annual bonuses of up to 50% of the base salary.

During August 1998, the Company entered into a license agreement with Yahoo! Inc. whereby the Company is required to provide news headlines, make payments for advertising and slotting of $870,000 through 1999 and remit referral fees monthly based on the number of click-throughs to the Company's

Web site. Payments under the agreement for advertising are expensed in the period in which the advertising is provided. Payments for slotting fees are recognized ratably over the term of the agreement. Payments for referral fees are expensed in the month incurred. Upon completion of the Company's IPO, the minimum commitment increased from $870,000 over a twelve month period to $1.6 million over a twelve month period beginning on the first day of the month following the closing of the IPO. In August 1999, the terms of the Yahoo! agreement were amended to include additional advertising and slotting fees of $1.6 million over a twelve month period beginning on January 1, 2000. Expenses for the years ended December 31, 1999 and 1998 under this agreement totaled $3.2 million and $670,000, respectively.

In September 1999, the Company entered into a three-year distribution agreement with America Online, Inc. ("AOL") to be AOL's premiere provider of business and financial news for AOL's network including AOL's proprietary service, AOL.com, CompuServe and Netscape (collectively, "AOL Members"). Under the agreement, the Company created a co-branded site that enables AOL Members to access MarketWatch.com content and investment management tools through the AOL portal. The Company and AOL have also agreed to collaborate in sales and marketing efforts. The Company will pay $7.0 million to AOL over the next three years in fulfillment of the agreement. For the year ended December 31, 1999, the Company has expensed $955,000 under this agreement.

The Company maintains agreements with independent content providers for certain news, stock quotes and other information. The terms of these agreements are generally one year, with optional extension periods ranging from one to three years.

Contingencies

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that will have a material adverse effect on the Company's financial position or results of operations.

Note 9 - Related Party Transactions

The accompanying DBC Online/News financial statements include costs for cash management, accounting, legal and network operations, that were provided to the Business by DBC, in addition to allocated costs for facility charges at shared sites, including rent and equipment usage. Costs for cash management and accounting, legal and network operations have been allocated to the Business based on DBC management's estimated percentage of the time spent by DBC employees on the Business to total department time. The costs for facility charges are based on the percentage of usage by DBC Online/News to the overall costs. Such allocations are not necessarily indicative of the costs that would have been incurred if DBC Online/News had been a separate entity. However, management believes the differences between the allocated costs and cost to obtain such services from an outside third party would be insignificant.

Charges allocated to DBC Online/News were $306,000 for the period from January 1, 1997 through October 28, 1997. For the period from January 1, 1997 through October 28, 1997, allocated charges of $191,000 and $115,000 were included in cost of revenues and general and administrative expenses, respectively. Other expenses charged by DBC included in the Statement of Operations represent actual costs incurred by DBC which were directly attributable to the Business primarily include payroll and related costs, consulting, commissions, depreciation and access fees for information from various exchange markets.

DBC funded the working capital requirements of the Business based upon a centralized cash management system. Interest on amounts due to DBC was charged at prime plus 2% (10.5% at October 28, 1997). Amounts due under the obligation to DBC were not assumed by the Company upon its formation. Subsequent to October 28, 1997, the amounts due to DBC were reduced by cash collected by DBC on existing accounts receivable. Any remaining obligation has remained outstanding. Prior to the formation of the Company and contribution of the intellectual property (See Note 1), the Online/News business owed DBC $2.7 million. The amounts due under this intercompany obligation were not assumed by the Company.

An analysis of DBC's owners net deficit for the Online/News business is as follows (in thousands):

                                                       January 1,
                                                          1997
                                                         through
                                                       October 28,
                                                          1997
                                                       -----------
Owners net deficit beginning balance.................     ($1,319)
Net loss.............................................        (943)
                                                       -----------
Owners net deficit ending balance....................     ($2,262)
                                                       ===========

Under the Revolving Credit Agreement, DBC will advance the Company up to an aggregate of $5.0 million through October 29, 2000. Borrowings bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% (10.5% at December 31, 1999). There are no borrowings outstanding under this agreement at December 31, 1999.

An analysis of the advances from DBC to the Company are as follows (in thousands):

                                                                   Inception
                                                                   (October 29,
                                                  Years ended        1997)
                                                  December 31,      through
                                            ---------------------- December 31,
                                               1999       1998        1997
                                            ---------- ----------- ----------
Balance as of the beginning of the period...   $3,946     $   --      $   --
Expenses paid by DBC on behalf of the
  Company...................................    2,025       9,483        538
Expenses allocated by DBC to the Company....    1,582         755         70
Royalty fees to DBC.........................      227         158         16
News revenue from DBC.......................   (1,552)     (1,285)      (210)
Web advertising revenue from DBC............     (465)       (340)        --
Receivables collected by DBC on behalf
  of the Company............................     (245)       (995)      (196)
Interest payable on advances from DBC.......       23         164         --
Cash advances from (payments to) DBC, net...   (5,541)     (2,212)        --
Cash contributions..........................       --      (1,782)      (218)
                                            ---------- ----------- ----------
Balance as of the end of the period.........   $   --      $3,946     $   --
                                            ========== =========== ==========

Included in accounts receivable at December 31, 1999 is $88,000 owed to the Company by DBC.

DBC provided office space at various facilities to the Company through June 30, 1998. The Company has recorded rent expense of $15,000 and $50,000 for the years ended December 31, 1999 and 1998, respectively, and $15,000 for the period from inception (October 29, 1997) through December 31, 1997, related to the rent provided by DBC based upon an allocation methodology using its occupancy percentage and the rental amount paid by DBC. Management believes the allocation methodology to be reasonable. Such amounts have been recorded as capital contributions.

Under the Amended and Restated License, the Company is required to pay to CBS a royalty as compensation for licensing CBS' news content and trademarks. The Company expensed $1.3 million and $307,000 for the years ended December 31, 1999 and 1998, respectively, under the Amended and Restated License.

Under the terms of the Contribution Agreement, CBS will provide advertising and promotions over a five year period. The Company has recorded advertising expense of $14.0 million and $7.0 million at rate card value for the years ended December 31, 1999 and 1998, respectively, related to advertising and promotion provided by CBS. As of December 31, 1999, CBS is committed to provide $9.0 million of rate card amount of advertising and promotions.

CBS provides office space at its facility in New York and association with the CBS name to the Company in exchange for access to certain news content and news personnel. The Company has not recorded any revenue or expense for this barter transaction for the periods presented because such amounts are insignificant.

Under the terms of an insertion order, DBC has committed to purchase approximately $225,000 of advertising from the Company in 1998 and approximately $500,000 of advertising from the Company in each of the calendar years 1999 and 2000. The insertion order was amended in 1999 to a commitment of $60,000 in the fourth quarter of 1999 and $240,000 in the year 2000. At December 31, 1999, DBC had purchased $435,000 of advertising under the insertion order. The commitment may be terminated by DBC on 30 days' notice.

The Company recognized $1.6 million and $1.3 million in license revenues from the sale of news to DBC and $435,000 and $233,000 from the sale of advertising to DBC for the years ended December 31, 1999 and 1998, respectively. In addition, the Company recognized revenue of $854,000 for the year ended December 31, 1999, from television programming on CBS stations, and costs of $509,000 and $0 in 1999 and 1998, respectively, were paid to CBS for production of the television programming.

An executive of the Company is also a member of the Board of Directors of a customer. For the years ended December 31, 1999 and 1998, $235,000 and $80,000 of advertising revenues, respectively, were attributable to this customer. For the period from inception (October 29, 1997) through December 31, 1997, $40,000 of advertising revenues were attributable to this customer.

Note 10 - Subsequent Events

Joint Venture Agreement

On January 6, 2000, the Company entered into a joint venture agreement with the Financial Times Group to establish Financial Times Marketwatch.com (Europe) Limited, an internet provider of real time business news, financial programming and analytical tools. Under the agreement, the Company will license its trademark and technology to the joint venture, contribute certain domain names and L500,000 in exchange for 500,000 shares of the joint venture. The Financial Times will contribute trademarks for a royalty fee, provide L15.0 million worth of rate card advertising over five years and L500,000 in cash for 500,000 shares in the joint venture.

Stock Purchase Agreement

On March 28, 2000, the Company entered into an agreement with DBC and CBS under which DBC and CBS will each purchase an additional 1,136,814 shares of the Company's common stock. In exchange for the shares, DBC will pay $43.0 million in cash, and CBS will pay $13.0 million in cash and $30.0 million in rate card advertising and promotion over the next two years. The agreement is to close upon satisfaction of all antitrust regulatory requirements and the customary closing conditions.

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

Item 10. Directors and Officers of the Registrant

Information relating to our directors is set forth under the caption "Proposal No. 1 -- Election of Directors" in our definitive proxy statement in connection with the Annual Meeting of Stockholders to be held in May 2000. Such information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is set forth under the caption "Certain Transactions" in the proxy statement. Such information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents to be filed as part of this Annual Report on Form 10-K .

1. Consolidated Financial Statements (see index to Item 8).

2. Consolidated Financial Statement Schedule.

All consolidated financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

3. List of Exhibits.

The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K.

None.

(c) Exhibits. See Item 14(a)(3) above.

(d) Financial Statements. See Item 14(a)(2) above.

MarketWatch.com, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

MarketWatch.com, Inc.

(Registrant)

By:	/s/ LARRY S. KRAMER

Larry S. Kramer
President and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                         Title                      Date
--------------------------- ------------------------------------ --------------
/s/ LARRY S. KRAMER         President, Chief Executive           March 30, 2000
--------------------------- Officer and Director (Principal
  Larry S. Kramer           Executive Officer)

/s/ JOAN P. PLATT           Chief Financial Officer and          March 30, 2000
--------------------------- Secretary (Principal Financial
  Joan P. Platt             & Accounting Officer)

/s/ JAMES A. DEPALMA        Director                             March 30, 2000
---------------------------
 James A. DePalma

/s/ ANDREW HEYWARD          Director                             March 30, 2000
---------------------------
  Andrew Heyward

/s/ ALAN J. HIRSCHFIELD     Director                             March 30, 2000
---------------------------
 Alan J. Hirschfield

/s/ MARK F. IMPERIALE       Director                             March 30, 2000
---------------------------
  Mark F. Imperiale

/s/ MICHAEL H. JORDAN       Director                             March 30, 2000
---------------------------
  Michael H. Jordan

/s/ ROBERT LESSIN           Director                             March 30, 2000
---------------------------
  Robert Lessin

/s/ DANIEL MASON            Director                             March 30, 2000
---------------------------
  Daniel Mason

/s/ RUSSELL I. PILLAR       Director                             March 30, 2000
---------------------------
  Russell I. Pillar

/s/ CARL SPIELVOGEL         Director                             March 30, 2000
---------------------------
  Carl Spielvogel

/s/ ALLAN R. TESSLER        Director                             March 30, 2000
---------------------------
  Allan R. Tessler

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.01(1)	Merger Agreement dated January 13, 1999, entered into by MarketWatch.com, LLC (the "LLC") and the Registrant.
2.02(2)	Agreement and Plan of Reorganization dated April 28, 1999 entered into by the Registrant and BigCharts, Inc.
3.01(1)	Registrant's Amended and Restated Certificate of Incorporation.
3.03 (3)	Registrant's Bylaws.
4.01 (3)	Form of Specimen Stock Certificate for Registrant's Common Stock.
4.02 (1)	Registration Rights Agreement dated January 13, 1999, entered into among the Registrant, CBS Broadcasting Inc. (formerly known as CBS Inc.) ("CBS") and Data Broadcasting Corporation ("DBC").
4.03 (1)	Stockholders' Agreement dated January 13, 1999, entered into among the Registrant, the LLC, CBS and DBC.
10.01 (3)	Form of Indemnity Agreement entered into by Registrant with each of its directors.
10.02 (3)	Limited Liability Company Agreement of the LLC, dated October 29, 1997, between CBS and DBC.
10.03 (3)	Contribution Agreement dated October 29, 1997 among the LLC, CBS and DBC.
10.04 (3)	License Agreement dated October 29, 1997 between the LLC and CBS.
10.05 (3)	Services Agreement dated October 29, 1997 between the LLC and DBC.
10.06 (3)	Lease dated as of August 27, 1998 between the Registrant and CBS Corporation.
10.07 (1)	Amended and Restated License Agreement dated January 13, 1999, entered into by and between the Registrant and CBS.
10.08 (1)	Amended and Restated Services Agreement dated January 13, 1999, entered into by and between the Registrant and DBC.
10.09 (1)	Revolving Credit Agreement dated January 13, 1999, entered into by and between the Registrant and DBC, together with Revolving Promissory Note dated January 13, 1999, made by the Registrant in favor of DBC.
10.10*(3)	Form of Non-Plan Option.
10.11*(3)	Registrant's 1998 Directors Stock Option Plan.
10.12*(3)	Registrant's 1998 Equity Incentive Plan.
10.13*	Employment Agreement dated as of July 1, 1998 between the Registrant and Lawrence Kramer, which is incorporated herein by reference to the Registration Statement.
10.14 (3)	Insertion Order dated as of August 25, 1998 between DBC and the LLC.
10.15*(4)	Employment Agreement dated as of June 9, 1999 between BigCharts Inc. and Jamie J. Thingelstad.
10.16*	Employment Agreement dated as of December 1999 between the Registrant and Joan Platt.
10.17	Joint Venture Agreement dated January 6, 2000 between the Registrant and Financial Times Group Limited.
21.01 (4)	Subsidiary of Registrant.
23.01	Consent of Price Waterhouse Coopers LLP.
27.01	Financial Data Schedule (EDGAR Version Only).

* Indicates a management contract or compensatory plan or arrangement.

  Incorporated by reference to exhibits of the same number, filed with the Registrant's Annual Reports on Form 10-K (File No. 000-25113) with the Securities and Exchange Commission on March 31, 1999, as subsequently amended on April 21, 1999.
  Incorporated by reference to exhibit 2.01, filed with the Registrant's current Report on Form 8-K (File No. 000-25113) filed with the Securities and Exchange Commission on May 12, 1999, as subsequently amended on July 12, 1999.
  Incorporated by reference to exhibits of the same number, filed with the Registrant's Registration Statement on Form S-1 (File No. 333-65569), filed with the Securities and Exchange Commission on October 13, 1998, as subsequently amended.
  Incorporated by reference to exhibits of the same number, filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84789), filed with the Securities and Exchange Commission on August 9, 1999, as subsequently amended.