Form 10-Q
period 2000-03-31
MARKETWATCH COM INC
filed 2000-05-15
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-25113

MarketWatch.com, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	94-3315360
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

825 Battery Street
San Francisco, California    94111
(Address of Principal Executive Offices)

(415) 733-0500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of May 1, 2000 was 14,116,383.

MarketWatch.com, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements:

Unaudited Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999	**

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999	**

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MARKETWATCH.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                         March 31,    December 31,
                                                           2000           1999
                                                       ------------  ------------
                          Assets
Current assets:
  Cash and cash equivalents ..........................     $10,845        $9,500
  Short term investments .............................          --         4,979
  Accounts receivable, net ...........................       9,304         8,073
  Prepaid expenses ...................................       2,990         3,699
                                                       ------------  ------------
          Total current assets .......................      23,139        26,251
Property and equipment, net ..........................       6,546         5,035
Investment in joint venture ..........................         577            --
Intangible assets, net ...............................       2,290         2,683
Goodwill, net ........................................     110,132       122,840
Other assets .........................................          83            46
                                                       ------------  ------------
          Total assets ...............................    $142,767      $156,855
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................      $6,550        $3,948
  Accrued expenses ...................................       3,593         3,415
  Deferred revenue ...................................         422           344
                                                       ------------  ------------
          Total current liabilities ..................      10,565         7,707
                                                       ------------  ------------

Stockholders' equity
  Preferred stock .....................................         --            --
  Common stock .......................................         142           139
  Additional paid-in capital .........................     232,952       231,746
  Deferred compensation ..............................        (289)         (413)
  Contribution receivable ............................      (4,525)       (8,952)
  Accumulated deficit ................................     (96,078)      (73,372)
                                                       ------------  ------------
          Total stockholders' equity .................     132,202       149,148
                                                       ------------  ------------
          Total liabilities and
             stockholders' equity ....................    $142,767      $156,855
                                                       ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                      Three Months Ended
                                           March 31,
                                    ---------------------
                                       2000       1999
                                    ---------- ----------
Net revenues:
  Advertising......................    $8,727     $2,631
  Licensing........................     2,895        365
  Other............................       779        151
                                    ---------- ----------
       Total net revenues..........    12,401      3,147

Cost of revenues...................     4,439      1,201
                                    ---------- ----------
       Gross profit................     7,962      1,946

Operating expenses:
  Product development..............     2,300        627
  General and administrative.......     3,116      1,550
  Sales and marketing..............     7,921      3,066
CBS advertising.....................    4,426      3,155
  Amortization of goodwill
    and intangibles................    12,850        --
                                    ---------- ----------
       Total operating expenses....    30,613      8,398
                                    ---------- ----------
Loss from operations...............   (22,651)    (6,452)
Interest income, net...............       168        383
Loss in joint venture...............     (223)        --
                                    ---------- ----------
Net loss...........................  ($22,706)   ($6,069)
                                    ========== ==========
Basic and diluted net loss per
  share............................    ($1.62)    ($0.52)
                                    ========== ==========
Shares used in the calculation
  of basic and diluted net loss
  per share........................    14,024     11,635
                                    ========== ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         2000          1999
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss..........................................   ($22,706)     ($6,069)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Equity in loss of joint venture................        223
     Provision for doubtful accounts................        118          (32)
     Depreciation and amortization..................     13,856          222
     Noncash charges from stockholders..............      4,426        3,155
     Changes in operating assets and liabilities:
       Accounts receivable..........................     (1,349)        (134)
       Prepaid expenses and other assets............        672         (416)
       Accounts payable and accrued expenses........      2,780        1,893
       Deferred revenue.............................         78            2
                                                     -----------  -----------
        Net cash used in operating activities.......     (1,902)      (1,379)
                                                     -----------  -----------
Cash flows from investing activities:
  Sale of short term investments....................      4,979            --
  Purchase of property and equipment................     (2,141)        (324)
  Investment in joint venture.......................       (800)           --
                                                     -----------  -----------
        Net cash provided by investing activities...      2,038         (324)
                                                     -----------  -----------
Cash flows from financing activities:
  Issuance of common stock..........................      1,209       47,832
  Advances from DBC.................................         --       (3,946)
                                                     -----------  -----------
        Net cash provided by financing activities...      1,209       43,886
                                                     -----------  -----------
Net change in cash..................................      1,345       42,183
Cash and cash equivalents at beginning of period....      9,500          140
                                                     -----------  -----------
Cash and cash equivalents at end of period..........    $10,845      $42,323
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

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

BigCharts.com, Inc. Acquisition

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

Joint Venture Agreement

On January 6, 2000, the Company entered into a joint venture agreement with the Financial Times Group to establish Financial Times Marketwatch.com (Europe) Limited, an internet provider of real time business news, financial programming and analytical tools. Under the agreement, the Company licenses its trademark and technology to the joint venture, contributes certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times contributes trademarks for a royalty fee, provides 15.0 million pounds sterling worth of rate card advertising over five years and 500,000 pounds sterling in cash for 500,000 shares in the joint venture. Each company owns a 50% interest in the joint venture. The joint venture is accounted for using the equity method of accounting.

Note 2 - Net Loss Per Share

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

Options to purchase 2,359,075 and 1,111,916 shares of common stock were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti- dilutive.

Note 3 - Related Party Transactions

Under certain agreements with CBS, the Company expensed $656,000 and $170,000 for the three months ended March 31, 2000 and 1999, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $4.4 million and $3.2 million at rate card value for the three months ended March 31, 2000 and 1999, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $153,000 and $79,000 for the three months ended March 31, 2000 and March 31, 1999, respectively.

Licensing revenues from DBC were $469,000 and $365,000 for the three months ended March 31, 2000 and 1999, respectively. In addition, the Company recognized revenue of $501,000 for the three months ended March 31, 2000 from television programming on CBS stations, and costs of $575,000 for the three months ended March 31, 2000 for production of the television programming.

For the three months ended March 31, 2000 and 1999, DBC purchased $60,000 and $140,000, respectively, of advertising under an insertion order. Included in accounts receivable at March 31, 2000 is $64,000 owed to the Company by DBC.

Direct charges for subscription revenues for certain DBC data feeds were $100,000 and $45,000 for the three month periods ended March 31, 2000 and 1999, respectively. Under the terms of the Amended and Restated Licensing Agreement, DBC will provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $193,000 and $296,000 for the three months ended March 31, 2000 and 1999, respectively.

An executive of the Company is also a member of the Board of Directors of a customer. For the three months ended March 31, 2000, $80,000 of advertising revenues were attributable to this customer.

Note 4 - Subsequent Event: Stock Purchase Agreement

On May 5, 2000, the Company issued 1,136,814 shares of the Company's common stock to each of DBC for $43.0 million in cash and to CBS for $13.0 million in cash and $30.0 million in rate card advertising and promotion over the next two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Factors That May Affect Future Operating Results" in addition to the other information set forth herein. We caution investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

We completed our initial public offering in January 1999. Prior to the offering, we were a joint venture owned 50% each by DBC and CBS, and were formed as a limited liability company orLLC, in October 1997. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. When this joint venture was formed, CBS and DBC agreed that their contributions would be treated as having equal value. Immediately prior to the closing of our initial public offering, we were re-organized from a limited liability company into a corporation.

Since our formation as an LLC, we have operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. We sell advertising banners and sponsorships on our Web sites and subscriptions to certain DBC products and news to DBC and others. In addition, with the acquisition of BigCharts in June 1999, we are the leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals.

We have several agreements with CBS and DBC that include the following:

  CBS is committed to contribute $30.0 million in rate card advertising through October 2002. To date, we have recorded an aggregate non-cash advertising expense of $25.5 million of the $30.0 million provided under this agreement;
  CBS licenses its trademark and certain news content for royalties approximating 8% of all of our net revenues other than revenue attributable to DBC and certain other revenue. The license agreement expires in October 2005;
  DBC provides us with our Web site infrastructure and certain operational and administrative services at DBC's cost. DBC's service obligation expires on October 29, 2005. In addition, DBC pays us a monthly, per subscriber fee for delivery of our news to DBC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, we issued 1,136,814 shares each of our common stock to each of DBC, for $43.0 million in cash, and CBS for $13.0 million in cash and $30.0 million in additional rate card advertising and promotion to be delivered between March 1, 2000 and May 5, 2002.

On January 6, 2000, we entered into a joint venture agreement with the Financial Times Group to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real time business news, financial programming and analytical tools. Our joint venture, FT.MarketWatch.com, will provide free, real-time financial and market news to Europe's rapidly growing communities of individual investors. Under the agreement, we license our trademark and technology to the joint venture, contribute certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times contributes trademarks for a royalty fee, provides 15.0 million pounds sterling worth of rate card advertising over five years and 500,000 pounds sterling in cash for 500,000 shares in the joint venture.

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

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web site, licensing of our content, distribution of television and radio broadcasts, subscription sales from MarketWatch RT and MarketWatch Live, and the sale of news to DBC, CBS and other clients. Net revenues increased by 300% to $12.4 million for the three months ended March 31, 2000 from $3.1 million for the three months ended March 31, 1999. The increase is due primarily to the increase in the number of ads placed on our Web sites, and growth of our license revenue related to the acquisition of BigCharts, an increase in new customers as well as expansion of services to current customers.

The increase in advertising revenues was caused by several interrelated factors, including the following:

  Increased number of advertisers;
  Increased users on our Web sites and resultant page views with advertisements contained on those pages;
  Increased inventory available for sale due to the BigCharts acquisition and the formation of strategic relationships such as Yahoo!, AOL and iWon;
  Increased size and productivity of our direct sales force;
  Increased rate card pricing for all ad placements; and
  Increased flexibility and sophistication of advertising packages offered to advertisers.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a majority of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive, and advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites or lower click-through advertising rates as a result of such competition or otherwise, future revenues could be adversely affected.

Cost of Revenues

Cost of revenues primarily consists of costs related to advertising and news, including compensation, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties, fees paid for data, amortization of intangibles associated with the purchase of BigCharts, Web site infrastructure costs allocated from DBC, costs of serving ads, costs related to license revenue including bandwidth and data fees, and costs related to subscriptions including exchange fees and communication lines.

Cost of revenues increased by 267% to $4.4 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. Cost of revenues increased due to the addition of news reporters and editors, costs associated with the production of our television and radio programs, additional bandwidth costs to accommodate increased traffic on our Web sites and license services, costs to serve advertisements on the site, amortization of intangibles, and royalties paid to CBS.

As a percentage of net revenues, cost of revenues were 35% and 39% for the three months ended March 31, 2000 and March 31, 1999, respectively. The decrease as a percentage of net revenues is due to economies of scale for costs of news and network expenses. We expect cost of revenues in absolute dollars to increase in the future as a result of our intention to increase the number of our news and editorial staff, initial costs in excess of revenues related to broadcast and broadband products and the addition of equipment and bandwidth costs to support our Web sites' traffic in the future.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the site and software engineers, and expenses for contract programmers and developers. Product development expenses increased by 267% to $2.3 million for the three months ended March 31, 2000 from $627,000 for the three months ended March 31, 1999. Product development expenses increased due to the hiring of additional employees, the purchase of BigCharts and associated expenses and an increase in depreciation expense related to capital expenditures for technology as we develop our Web sites' infrastructure with the intention of discontinuing DBC services.

Product development expenses were 18% and 20% of net revenues for the three months ended March 31, 2000 and March 31, 1999, respectively. The decrease as a percentage of net revenues occurred as net revenues grew more quickly than personnel costs. In absolute dollars, we expect to continue to increase product development expenditures to maintain and enhance our Web sites and product offerings.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, allocations from DBC for administrative services, occupancy costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses increased by 94% to $3.1 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. As a percentage of net revenues, general and administrative costs were 25% and 52% for the three months ended March 31, 2000 and March 31, 1999, respectively. General and administrative expenses in absolute dollars increased due primarily to increased headcount, occupancy, legal and consulting expenses. In addition, the increase related to costs of being a public company, as well as those related to the acquisition of BigCharts, including among others, travel expenses and professional service fees. The absolute dollar level of general and administrative expense is expected to increase in future periods as a result of an increase in personnel and costs to support our intention to implement independent financial and management systems.

Sales and Marketing

Sales and marketing expenses primarily consist of promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses increased by 98% to $12.3 million for the three months ended March 31, 2000 from $6.2 million for the three months ended March 31, 1999. As a percentage of net revenues, sales and marketing expenses were 99% and 200% for the three months ended March 31, 2000 and March 31, 1999, respectively. Sales and marketing expenses increased in absolute dollars during the quarter due to a number of factors, including:

  An increase in amortization of promotions and advertising contributed by CBS;
  Growth of our direct sales force and increased sales commissions from higher advertising sales;
  An increase in purchases of Web banner ads to promote our products and services;
  The cost of production of our television commercials and their broadcast during the NCAA Basketball Tournament in March 2000; and,
  An increase in the number of distribution relationships and related payments.

We anticipate that sales and marketing expenses in absolute dollars will increase in future periods as we continue to pursue an aggressive brand-building strategy through advertising and distribution and continue to build our direct sales organization and as we incur additional expenses relating to CBS' advertising contribution.

Amortization of Intangibles

Of the $157.5 million purchase price for BigCharts, $152.5 million was allocated to goodwill, which is being amortized over 3 years, and $3.6 million was allocated to intangible assets, which are being amortized over periods ranging from 1.5 to 3.5 years.

Interest Income

Interest income of $168,000 for the three months ended March 31, 2000 and $383,000 for the three months ended March 31, 1999, resulted from interest earned on the proceeds from our initial public offering. Interest income decreased for the three months ended March 31, 2000 compared to the same period of 1999 due to use of cash in excess of income.

Liquidity and Capital Resources

Since inception on October 29, 1997, we have funded our operations primarily from cash contributed and advanced by DBC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash, cash equivalents and short term investments totaled $10.8 million at March 31, 2000, compared to $14.5 million at December 31, 1999.

Cash used in operating activities was $1.9 million for the quarter ended March 31, 2000. The cash used in the first quarter was primarily due to a net loss of $22.7 million, offset by non-cash charges of $4.4 million for advertising provided by CBS and $13.9 million in depreciation of property and equipment and amortization of goodwill and intangibles. Significant uses of cash in operations for the quarter ended March 31, 2000 include costs associated with increased sales and marketing activities to establish and promote our products and services and increased headcount and related expenses, offset by an increase in accounts payable.

Cash used in operating activities of $1.4 million for the three months ended March 31, 1999 was primarily due to a net loss of $6.1 million, offset by non cash charges of $3.2 million for advertising provided by CBS. Significant uses of cash in operations for the three months ended March 31, 1999 include costs associated with increased sales and marketing activities to establish and promote our products and services and costs of directors and officers' insurance premiums incurred as a result of becoming a public company.

Cash provided by investing activities was $2.0 million for the quarter ended March 31, 2000 and consisted primarily of the sale of short term investments, offset by capital expenditures and the investment in our joint venture with the Financial Times Group. Capital expenditures have generally consisted of purchases of computer hardware and leasehold improvements related to leased facilities and are expected to increase in future periods. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing. We also anticipate additional cash contributions to support the growth of our joint venture with the Financial Times Group.

Cash used in investing activities of $324,000 for the three months ended March 31, 1999 consisted primarily of capital expenditures.

Cash provided by financing activities was $1.2 million for the quarter ended March 31, 2000 and primarily reflected proceeds from the sale of common stock.

Cash provided by financing activities was $43.9 million for the three months ended March 31, 1999 due to the initial public offering, completed in January 1999, of 3,162,500 shares of common stock at $17 per share, net of underwriting and offering expenses and the repayment of amounts owed to DBC.

As of March 31, 2000, commitments under noncancellable operating leases totaled $2.7 million through December 31, 2004. We have entered into certain agreements with Yahoo!, Inc., or Yahoo!, and America Online, Inc., or AOL, to make payments for advertising and slotting over the next three years. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site each month through the expiration of the agreement in December 2000. As of March 31, 2000, we are committed to pay $7.0 million to AOL over the next three years and a minimum of $1.6 million to Yahoo! in 2000.

To date, we continue to be partially dependent on DBC for our financial and operational services and related support functions. We believe the implementation of an independent accounting system; financial, operational and management systems and controls; and reporting systems and procedures will be necessary to support the continued expansion of our operations. As a consequence, we intend to expend working capital to support the development of infrastructure.

Under the terms of the LLC agreement between CBS and DBC and, subsequently, the credit agreement between MarketWatch.com and DBC, DBC agreed to advance us up to an aggregate of $5.0 million on a revolving basis through October 29, 2000. Borrowings will bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% and are due on October 29, 2000. As of March 31, 2000, there were no advances from DBC under this credit agreement.

We believe our recent receipt of $56.0 million in cash and $30.0 million in non cash rate card advertising from the sale of our common stock to CBS and DBC and our credit agreement with DBC will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or DBC elects to maintain its percentage interest pursuant to the exercise of the purchase right under its stockholders' agreements, then CBS or DBC would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of our common stock.

Year 2000

To date, we have not experienced any significant year 2000 related problems with our internally developed software or our third-party supplied software and computer systems, and we are not aware of any failure of our systems or of our third-party suppliers to be year 2000 compliant that could significantly impact our business or operations.

Factors That May Affect Future Operating Results

We Rely on Our Relationships with CBS and DBC

CBS: We would need to change the name of our Web sites and devote substantial resources towards building a new brand name if our license agreement with CBS were terminated or not renewed. This agreement also has a number of risks associated with it. CBS can require us to remove any content on our Web sites that it determines conflicts with, interferes with or is detrimental to its reputation or business or for certain other reasons. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of its television news content on our Web sites. Because of these restrictions, we may not be able to perform our desired marketing activities.

Our license agreement with CBS will expire on October 29, 2005, and CBS will have no obligation to renew it. CBS will also have the right to terminate this agreement if:

  we breach a material term or condition of the agreement;
  we become insolvent or subject to bankruptcy or similar proceedings;
  a competitor of CBS acquires 15% or more of our voting power;
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

CBS has agreed, subject to certain limitations, to provide us an aggregate rate card amount of $30.0 million of advertising and on-air promotions during the period from October 29, 1997 through October 29, 2002 and we have recognized $25.5 million of this rate card amount through March 31, 2000. On May 5, 2000, upon the issuance of our common stock, CBS has agreed to provide an additional $30.0 million in rate card advertising to be delivered between March 1, 2000 and May 5, 2002. However, the timing and placement of these advertisements and promotions are subject to CBS's discretion. CBS could discontinue promoting us in the manner that it currently does. CBS also makes no guarantees to us as to the demographic composition or size of the audience that views these advertisements or promotions. This advertising and on-air promotion, as well as our association with the CBS brand, are important elements of our strategy to increase our brand awareness. This obligation will terminate if our license agreement terminates.

We may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

DBC: DBC currently provides delayed financial data to us at no charge. It also provides real-time financial data to us for dissemination to subscribers of certain of MarketWatch.com subscription services in exchange for a percentage of the subscription fee. DBC provides us with certain general services, including accounting services and human resources services. We reimburse DBC for its actual costs of providing these services. DBC pays us through October 2002 a monthly per-subscriber fee for delivery of our news to all DBC subscribers, other than certain commercial ones, with a minimum payment of $100,000 per month.

Although the stockholders' agreement among CBS, DBC and us contains certain non-competition provisions, these provisions have certain exceptions and do not provide for an exclusive relationship with DBC.

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

CONTROL BY CBS AND DBC: As of May 5, 2000, CBS and DBC each owned approximately 34.4% of our outstanding common stock. CBS and DBC have certain rights to have representatives on our board of directors generally based upon the percentage of our voting securities that they hold. Currently, they each have four representatives. As a result of their share ownership and other rights, CBS and DBC collectively are able to control our management and affairs, elect a majority of our board of directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

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
  The ability to develop a new service, including broadband services, tools and the joint venture in Europe;
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

We expect that over time our revenues will come from a mix of advertising, content licensing, broadcasting and subscription service fees. However, we expect to be substantially dependent on advertising revenues for the foreseeable future. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the level of our advertising revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues, particularly advertising revenues, than we expect, we may not be able to quickly reduce our spending in response. Our cost structure could also change dramatically as we increasingly operate independently from DBC. If we continue to rely on DBC for the services, we will be required to reimburse DBC for its costs in providing the services. We will have little control over the amount of these costs, which could be substantial. In addition, we have and will continue to significantly increase our operating expenses to grow our business. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our Common Stock in a manner unrelated to our long term operating performance.

We have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to significantly increase our operating expenses to grow our business.

We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed medium, seasonal and cyclical patterns in our industry may develop in the future. Therefore, if our industry follows the same seasonal patterns as those in the traditional media, we may experience lower advertising revenues in the first and third calendar quarters of each year. Furthermore, traffic levels on our Web sites typically fluctuate with the occurrence of significant events in the business and financial news, such as fluctuations in the stock markets, which could cause changes in our audience size.

We Need to Develop and Implement Our Own Internal Systems to Manage Our Business and Our Growth

Although our predecessor business has been operating since October 1995, we did not become a separate legal entity until October 1997 when we were formed as a limited liability company and we introduced our CBS.MarketWatch.com Web site. Furthermore, we acquired BigCharts in June 1999.

We have been substantially dependent and continue to be partially dependent on DBC to host our CBS.MarketWatch.com Web site and for many of our financial, administrative and operational services and related support functions. We are gradually moving our Web servers to third party data centers and will continue to do so through 2000. We are also in process of implementing our own financial reporting system, which we expect will be fully implemented by the end of 2000. If we are not able to successfully transition our systems and servers away from DBC we may not be able to perform these financial, administrative, operational and support functions. In addition, we believe that we will need further improvements in these systems, controls and procedures to manage our growth. Our future financial performance could be adversely affected if we or DBC do not perform these functions effectively or if we do not implement these systems, controls and procedures successfully.

We Need to Establish and Maintain Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. For example, for the month of March 2000, approximately 9% of our traffic came from Yahoo! and AOL. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships.

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

Unauthorized Break-Ins to Our Site Could Harm Our Business

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have recently experienced attacks from "hackers" and other intrusions. Any actions like these could harm us. Actions like these may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our site.

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

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. From January 1, 2000 through March 31, 2000, the closing sale prices of our common stock (NASDAQ: MKTW) on the Nasdaq National Market ranged from $34.375 to $45.00. As of May 1, 2000, the closing sale price was $20.625. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short- term investments classified as "available for sale." In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2000, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USED PROCEEDS

On January 14, 1999, our Registration Statement on Form S-1 (File No. 333-65569) was declared effective by the Securities and Exchange Commission which registration statement related to our initial public offering of common stock. The managing underwriters of this offering were BT Alex.Brown Incorporated and Donaldson Lufkin & Jenrette Securities Corporation, who acted as Joint Book Running Managers, and Salomon Smith Barney Inc. and First Albany Corporation. All of the 3,162,500 shares registered were sold by us. All of the shares of common stock were sold at a public offering price of $17.00 per share, for an aggregate offering price of $53.8 million. The amount of offering expenses were $5.9 million, including underwriting discount of $3.7 million and other offering expenses of $2.2 million for net proceeds of $47.8 million. As of March 31, 2000 the net proceeds to the Company have been applied as follows: (i) $4.6 million for repayment of outstanding indebtedness to Data Broadcasting Corporation, an affiliate of the Company, (ii) $8.4 million in temporary investments, (iii) $27.3 million for working capital and (iv) $7.5 million relating to the purchase of BigCharts.

On May 5, 2000, we issued 1,136,814 to each of DBC for $43.0 million in cash and CBS for $13.0 million in cash and an additional $30.0 million in rate card advertising to be delivered between March 1, 2000 and May 5, 2002. The issuance of shares of our common stock was made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  The exhibits filed as part of this Form 10Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

  Reports on the Form 8-K

No reports on the Form 8-K were filed in the quarter ended March 31, 2000.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.

(Registrant)
Dated: May 15, 2000

By:	/s/ JOAN P. PLATT

Joan P. Platt
Chief Financial Officer
(Principal Financial Officer)

MarketWatch.com, Inc.

INDEX TO EXHIBITS

Exhibit Title	Exhibit Number
Stock Purchase Agreement dated March 28, 2000 by and among MarketWatch.com, Inc., CBS Broadcasting, Inc. and Data Broadcasting Corporation	10.1
Financial Data Schedule*	27.1

* THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARKETWATCH.COM, INC. FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.