Form 10-Q
period 2000-06-30
MARKETWATCH COM INC
filed 2000-08-14
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of August 1, 2000 was 16,423,387.

MarketWatch.com, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements:

Unaudited Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999	**

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999	**

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

MARKETWATCH.COM, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                         June 30,      December 31,
                                                           2000           1999
                                                       ------------  ------------
                          Assets
Current assets:
  Cash and cash equivalents ..........................     $56,201        $9,500
  Short term investments .............................          --         4,979
  Accounts receivable, net ...........................      10,579         8,073
  Prepaid expenses ...................................       3,959         3,699
                                                       ------------  ------------
          Total current assets .......................      70,739        26,251
Property and equipment, net ..........................       9,619         5,035
Intangible assets, net ...............................       1,898         2,683
Goodwill, net ........................................      97,425       122,840
Other assets .........................................          99            46
                                                       ------------  ------------
          Total assets ...............................    $179,780      $156,855
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................      $3,718        $3,948
  Accrued expenses ...................................       5,178         3,415
  Accumulated loss in joint venture ...................        320            --
  Deferred revenue ...................................          40           344
                                                       ------------  ------------
          Total current liabilities ..................       9,256         7,707
                                                       ------------  ------------

Stockholders' equity:
  Preferred stock .....................................         --            --
  Common stock .......................................         165           139
  Additional paid-in capital .........................     319,138       231,746
  Deferred compensation ..............................        (166)         (413)
  Contribution receivable ............................     (28,594)       (8,952)
  Accumulated deficit ................................    (120,019)      (73,372)
                                                       ------------  ------------
          Total stockholders' equity .................     170,524       149,148
                                                       ------------  ------------
          Total liabilities and
             stockholders' equity ....................    $179,780      $156,855
                                                       ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                      Three Months Ended     Six Months Ended

                                           June 30,              June 30,
                                    --------------------- ---------------------
                                       2000       1999       2000       1999
                                    ---------- ---------- ---------- ----------
Net revenues:
  Advertising......................    $9,194     $3,611    $17,921     $5,998
  Licensing........................     3,481      1,044      6,376      1,653
  Other............................       644        163      1,423        314
                                    ---------- ---------- ---------- ----------
       Total net revenues..........    13,319      4,818     25,720      7,965

Cost of revenues...................     5,355      2,199      9,794      3,400
                                    ---------- ---------- ---------- ----------
       Gross profit................     7,964      2,619     15,926      4,565

Operating expenses:
  Product development..............     2,070        842      4,370      1,469
  General and administrative.......     3,571      2,224      6,687      3,774
  Sales and marketing..............     6,881      4,524     14,801      7,590
  CBS advertising..................     5,931      3,703     10,358      6,858
  Purchased in-process
    research and development.......        --        200         --        200
  Amortization of goodwill
    and intangibles................    12,850      4,284     25,700      4,284
                                    ---------- ---------- ---------- ----------
       Total operating expenses....    31,303     15,777     61,916     24,175
                                    ---------- ---------- ---------- ----------
Loss from operations...............   (23,339)   (13,158)   (45,990)   (19,610)
Interest income, net...............       295        345        463        728
Equity in loss of joint venture....      (897)        --     (1,120)        --
                                    ---------- ---------- ---------- ----------
Net loss...........................  ($23,941)  ($12,813)  ($46,647)  ($18,882)
                                    ========== ========== ========== ==========
Basic and diluted net loss per
  share............................    ($1.54)    ($1.02)    ($3.15)    ($1.56)
                                    ========== ========== ========== ==========
Shares used in the calculation
  of basic and diluted net loss
  per share........................    15,578     12,548     14,801     12,094
                                    ========== ========== ========== ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                           Six Months Ended
                                                              June 30,
                                                     ------------------------
                                                         2000          1999
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss..........................................   ($46,647)    ($18,882)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Equity in loss of joint venture................      1,120           --
     Provision for doubtful accounts................        255            7
     Depreciation and amortization..................     28,345        5,172
     Noncash charges from stockholders..............     10,358        6,858
     Changes in operating assets and liabilities:
       Accounts receivable..........................     (2,761)      (1,396)
       Prepaid expenses and other assets............       (313)        (489)
       Accounts payable and accrued expenses........      1,533        1,993
       Deferred revenue.............................       (304)         116
                                                     -----------  -----------
        Net cash used in operating activities.......     (8,414)      (6,621)
                                                     -----------  -----------
Cash flows from investing activities:
  Purchase of short term investments.................        --       (9,803)
  Sale of short term investments....................      4,979           --
  Acquisition of business, net of cash acquired......        --       (7,475)
  Purchase of property and equipment................     (6,482)      (1,205)
  Investment in joint venture.......................       (800)          --
                                                     -----------  -----------
        Net cash used in investing activities.......     (2,303)     (18,483)
                                                     -----------  -----------
Cash flows from financing activities:
  Issuance of common stock..........................      1,418       47,832
  Advances from DBC.................................         --       (3,946)
  Contributions from CBS and DBC.....................    56,000           --
                                                     -----------  -----------
        Net cash provided by financing activities...     57,418       43,886
                                                     -----------  -----------
Net change in cash..................................     46,701       18,782
Cash and cash equivalents at beginning of period....      9,500          140
                                                     -----------  -----------
Cash and cash equivalents at end of period..........    $56,201      $18,922
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Nature of Business

Basis Of Presentation

The interim financial data as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10- K for the year ended December 31, 1999. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

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

Joint Venture Agreement

On January 6, 2000, the Company entered into a joint venture agreement with the Financial Times Group to establish Financial Times Marketwatch.com (Europe) Limited, an internet provider of real time business news, financial programming and analytical tools. Under the agreement, the Company licenses its trademark and technology to the joint venture, contributes certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times contributes trademarks for a royalty fee, provides 15.0 million pounds sterling worth of rate card advertising over five years and 500,000 pounds sterling in cash for 500,000 shares in the joint venture. Each company owns a 50% interest in the joint venture. The joint venture is accounted for using the equity method of accounting. In July 2000, the joint venture agreement was amended and the Company's ownership in the joint venture decreased from 50% to 40%.

Note 2-Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 ("FIN 44"). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The Company has reviewed stock grants to determine the impact, if any, that may arise from implementation of FIN 44, and management does not expect the impact, if any, to be material to the financial statements.

Note 3 - Net Loss Per Share

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

Options to purchase 2,449,497 and 1,787,524 shares of common stock were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $1.0 million and $170,000 for the three months ended June 30, 2000 and 1999, respectively, and $1.7 million and $340,000 for the six months ended June 30, 2000 and 1999, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $5.9 million and $3.7 million at rate card value for the three months ended June 30, 2000 and 1999, respectively, and $10.4 million and $6.9 million for the six months ended June 30, 2000 and 1999, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $153,000 and $79,000 for the three months ended June 30, 2000 and 1999, and $306,000 and $158,000 for the six months ended June 30, 2000 and 1999, respectively. Included in accounts receivable at June 30, 2000 is $643,000 owed to the Company by CBS.

Licensing revenues from DBC were $500,000 and $398,000 for the three months ended June 31, 2000 and 1999, respectively, and $969,000 and $763,000 for the six months ended June 30, 2000 and 1999, respectively. In addition, the Company recognized revenue of $491,000 and $992,000 for the three and six months ended June 30, 2000, respectively, from television programming on CBS stations, and costs of $575,000 and $1.2 million for the three and six months ended June 30, 2000, respectively, for production of the television programming.

DBC purchased $60,000 and $125,000 for the three months ended June 30, 2000 and 1999, respectively, and $120,000 and $265,000 for the six months ended June 30, 2000 and 1999 respectively, of advertising under an insertion order. Included in accounts receivable at June 30, 2000 is $109,000 owed to the Company by DBC.

Direct charges for subscription revenues for certain DBC data feeds were $70,000 and $68,000 for the three month periods ended June 30, 2000 and 1999, respectively, and $170,000 and $113,000 for the six months ended June 30, 2000 and 1999, respectively. Under the terms of the Amended and Restated Services Agreement, DBC agreed to provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $192,000 and $356,000 for the three months ended June 30, 2000 and 1999, respectively, and $385,000 and $652,000 for the six months ended June 30, 2000 and 1999, respectively.

An executive of the Company is also a member of the Board of Directors of a customer. For the three and six months ended June 30, 2000, $50,000 and $130,000, respectively, of advertising revenues were attributable to this customer.

On May 5, 2000, the Company issued 1,136,814 shares of the Company's common stock to each of DBC for $43.0 million in cash and the same number of shares to CBS for $13.0 million in cash and $30.0 million in rate card advertising and promotion over the next two years.

Note 5 - Subsequent Event

On July 5, 2000, in accordance with a joint venture agreement, we contributed $3.1 million in funding to the Financial Times Marketwatch.com (Europe) Limited, the joint venture between MarketWatch.com and the Financial Times. In addition, the joint venture agreement was amended in July 2000 decreasing the Company's ownership from 50% to 40%.

On July 12, 2000 the Company's Board of Directors approved the adoption of the Employee Stock Purchase Plan and reserved 500,000 shares for issuance under the plan. In addition, on each January 1, the aggregate number of shares of the Company's Common Stock reserved for issuance under the Plan shall be increased automatically by a number of shares purchased under the Plan in the preceding calendar year; provided that the Board or the Committee may in its sole discretion reduce the amount of the increase in any particular year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Factors That May Affect Future Operating Results" in addition to the other information set forth herein. We caution investors that the Company's business and financial performance are subject to substantial risks and uncertainties.

Overview

We completed our initial public offering in January 1999. Prior to the offering, we were a joint venture owned 50% each by DBC and CBS, and were formed as a limited liability company or LLC, in October 1997. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. When this joint venture was formed, CBS and DBC agreed that their contributions would be treated as having equal value. Immediately prior to the closing of our initial public offering, we were re-organized from a limited liability company into a corporation.

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

We have several agreements with CBS and DBC that include the following:

  Upon formation of MarketWatch.com into a corporation, CBS agreed to contribute $30.0 million in rate card advertising through October 2002. The $30.0 million contribution was delivered in full by the end of the quarter ended June 30, 2000;
  CBS licenses its trademark and certain news content for royalties approximating 8% of all of our net revenues other than revenue attributable to DBC and certain other revenue. The license agreement expires in October 2005;
  DBC provides us with part of our Web site infrastructure and certain operational and administrative services at DBC's cost. DBC's service obligation expires on October 29, 2005. In addition, DBC pays us a monthly, per subscriber fee for delivery of our news to DBC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and May 5, 2002. CBS has delivered $1.4 million of the additional $30.0 million in advertising as of June 30, 2000.

On January 6, 2000, we entered into a joint venture agreement with the Financial Times Group to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. Our joint venture, FT.MarketWatch.com, provides free, real-time financial and market news to Europe's rapidly growing communities of individual investors. Under the agreement, we licensed our trademark and technology to the joint venture and contributed certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times licensed its trademarks for a royalty fee, will provide 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for 500,000 shares in the joint venture. In July 2000, we contributed an additional $3.1 million to the joint venture to fund operations in accordance with the agreement, and our ownership percentage was decreased from 50% to 40%, although control over the joint venture operations remained equal between us and the Financial Times Group.

Our revenue has grown recently and our ability to generate significant revenue in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our very limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to increase our operating expenses to grow our business. Because of non-cash charges in connection with our acquisition of BigCharts, we also expect to incur net losses. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web site, licensing of our content, distribution of television and radio broadcasts, subscription sales from MarketWatch RT and MarketWatch Live, and the sale of news to DBC, CBS and other customers. Net revenues increased by 177% to $13.3 million for the three months ended June 30, 2000 from $4.8 million for the three months ended June 30, 1999 and 221% to $25.7 million for the six months ended June 30, 2000 from $8.0 million for the six months ended June 30, 1999. The increases are due primarily to the increase in the number of ads placed on our Web sites, growth of our license revenue related to the acquisition of BigCharts, an increase in new customers, expansion of services to current customers, the launch of television broadcasts, and increased distribution of our radio broadcasts.

The increase in advertising revenues was caused by several interrelated factors, including the following:

  Increased number of advertisers;
  Increased users on our Web sites and resultant page views with advertisements contained on those pages;
  Increased inventory available for sale due to the BigCharts acquisition and the formation of strategic relationships such as Yahoo! and AOL;
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

The increase in license revenue was caused by several interrelated factors, including the following:

  Increase in the number of licensees,
  Increased in license products available due in part to the Big Charts acquisition and
  Increased size and productivity of sales force.

License revenues depend on customer contract renewals and could decrease if customers choose to renew for lesser amounts, terminate early or forgo renewal as well as our ability to obtain new customers. A significant amount of our license revenue is earned from brokerages and financial service companies. The amount of license revenues depend on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenue could also be limited as there are a limited number of brokerages and financial service companies. In addition, certain license contracts guarantee the performance of our web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

Cost of Revenues

Cost of revenues primarily consists of costs related to advertising and news, including compensation, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties, fees paid for data, amortization of intangibles associated with the purchase of BigCharts, Web site infrastructure costs, costs of serving ads, costs related to license revenue including bandwidth and data fees, and costs related to subscriptions including exchange fees and communication lines.

Cost of revenues increased by 145% to $5.4 million for the three months ended June 30, 2000 from $2.2 million for the three months ended June 30, 1999 and increased 188% to $9.8 million for the six months ended June 30, 2000 from $3.4 million for the six months ended June 30, 1999. Cost of revenues increased due to the addition of news reporters and editors, costs associated with the production of our television and radio programs, additional equipment and bandwidth costs to accommodate increased traffic on our Web sites and license services, costs to serve advertisements on the site, amortization of intangibles, and royalties paid to CBS.

As a percentage of net revenues, cost of revenues were 40% and 46% for the three months ended June 30, 2000 and 1999, respectively, and 38% and 43% for the six months ended June 30, 2000 and 1999, respectively. The decrease as a percentage of net revenues is due to economies of scale for costs of news and network expenses. We expect cost of revenues in absolute dollars to increase in the future as a result of our intention to increase the number of our news and editorial staff, initial costs in excess of revenues related to broadcast and broadband products and the addition of equipment and bandwidth costs to support our Web sites' traffic in the future.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the site and software engineers, and expenses for contract programmers and developers. Product development expenses increased by 149% to $2.1 million for the three months ended June 30, 2000 from $842,000 for the three months ended June 30, 1999 and increased 193% to $4.4 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999. Product development expenses increased due to the hiring of additional employees, the purchase of BigCharts and associated expenses and an increase in depreciation expense related to capital expenditures for technology as we develop our Web sites' infrastructure with the intention of discontinuing DBC services.

Product development expenses were 16% and 17% of net revenues for the three months ended June 30, 2000 and 1999, respectively, and 17% and 18% for the six months ended June 30, 2000 and 1999, respectively. The decrease as a percentage of net revenues occurred because net revenues grew more quickly than personnel and infrastructure costs. In absolute dollars, we expect to continue to increase product development expenditures to maintain and enhance our Web sites and product offerings.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, allocations from DBC for administrative services, occupancy and facility costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses increased by 64% to $3.6 million for the three months ended June 30, 2000 from $2.2 million for the three months ended June 30, 1999 and increased 76% to $6.7 million for the six months ended June 30, 2000 from $3.8 million for the six months ended June 30, 1999. As a percentage of net revenues, general and administrative costs were 27% and 46% for the three months ended June 30, 2000 and 1999, respectively, and 26% and 47% for the six months ended June 30, 2000 and 1999, respectively.

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

Sales and Marketing

Sales and marketing expenses primarily consist of non-cash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses increased by 56% to $12.8 million for the three months ended June 30, 2000 from $8.2 million for the three months ended June 30, 1999 and increased 74% to $25.2 million for the six months ended June 30, 2000 from $14.5 million for the six months ended June 30, 1999. As a percentage of net revenues, sales and marketing expenses were 96% and 171% for the three months ended June 30, 2000 and 1999, respectively, and 98% and 181% for the six months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses increased in absolute dollars due to a number of factors, including:

  An increase in amortization of promotions and advertising contributed by CBS;
  Growth of our direct sales force and increased sales commissions from higher advertising sales;
  An increase in purchases of Web banner ads to promote our products and services;
  The cost of production of our television commercials and their broadcast; and,
  An increase in the number of distribution relationships and related payments.

We anticipate that sales and marketing expenses in absolute dollars will increase in the near future as we continue to pursue an aggressive brand- building strategy through advertising and distribution and continue to build our direct sales organization and as we incur additional expenses relating to CBS' advertising contribution.

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

Interest Income

Interest income of $295,000 and $345,000 for the three months ended June 30, 2000 and 1999, respectively, and $463,000 and $728,000 for the six months ended June 30, 2000 and 1999, respectively, resulted from interest earned on the proceeds from our initial public offering and subsequent additional funding from CBS and DBC in May 2000. Interest income decreased for the three months ended June 30, 2000 compared to the same period of 1999 due to use of cash in excess of operating income.

Equity in Loss of Joint Venture

We recorded 50% of the loss incurred by FT MarketWatch.com based on our ownership in the joint venture. Our portion of the loss was $897,000 for the three months ended June 30, 2000 and $1.1 million for the six months ended June 30, 2000. Our percent ownership in the joint venture decreased subsequent to quarter end. Future losses in the joint venture will be recognized based on our adjusted ownership percentage of 40%.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily from cash contributed and advanced by DBC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash, cash equivalents and short term investments totaled $56.2 million at June 30, 2000, compared to $14.5 million at December 31, 1999.

Cash used in operating activities of $8.4 million for the six months ended June 30, 2000 was primarily due to a net loss of $46.7 million, offset by non- cash charges of $10.4 million for advertising provided by CBS and $28.4 million in depreciation of property and equipment and amortization of goodwill and intangibles. Significant uses of cash in operations for the six months ended June 30, 2000 include costs associated with increased sales and marketing activities to establish and promote our products and services, increased headcount and related expenses, and an increase in accounts receivable, a decrease in accounts payable and accrued expenses.

Cash used in operating activities of $6.6 million for the six months ended June 30, 1999 was primarily due to a net loss of $18.9 million, offset by non- cash charges of $6.9 million for advertising provided by CBS, $5.0 million in depreciation of property and equipment and amortization of goodwill and intangibles, and a write-off of in-process research and development related to the acquisition of BigCharts of $200,000. Significant uses of cash in operations for the six months ended June 30, 1999 include costs associated with increased sales and marketing activities to establish and promote our products and services and costs of directors and officers' insurance premiums incurred as a result of becoming a public company and an increase in accounts receivable with a decrease in accounts payable and accrued expenses.

Cash used in investing activities was $2.3 million for the six months ended June 30, 2000 and consisted primarily of the sale of short-term investments, offset by capital expenditures and the investment in our joint venture with the Financial Times Group. Capital expenditures have generally consisted of purchases of computer hardware and software and leasehold improvements related to leased facilities and are expected to increase in future periods. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing and increased infrastructure to run the web site and internal systems. We also anticipate additional cash contributions to support the growth of our joint venture with the Financial Times Group. In July 2000, we contributed an additional $3.1 million to the joint venture with the Financial Times Group per the joint venture agreement.

Cash used in investing activities of $18.5 million for the six months ended June 30, 1999 consisted primarily of the purchase of short-term investments, the purchase of BigCharts, and capital expenditures. The BigCharts purchase included a cash payment of $6.0 million to stockholders and financial advisors of BigCharts, and $1.5 million in acquisition costs.

Cash provided by financing activities was $57.4 million for the six months ended June 30, 2000. In May 2000, we issued 1,136,814 shares of our common stock to each of DBC, for $43.0 million in cash, and CBS for $13.0 million in cash and $30.0 million in rate card advertising.

Cash provided by financing activities was $43.9 million for the six months ended June 30, 1999 resulting from the initial public offering completed in January 1999 of 3,162,500 shares of common stock at $17 per share with proceeds of $43.9 million, net of underwriting and offering expenses, and the repayment of amounts owed to DBC.

As of June 30, 2000, commitments under noncancellable operating leases totaled $16.5 million through December 31, 2010. We have entered into certain agreements with Yahoo!, Inc., or Yahoo!, and America Online, Inc., or AOL, to make payments for advertising and slotting over the next three years. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site each month through the expiration of the agreement in December 2000. As of June 30, 2000, we are committed to pay $5.7 million to AOL over the next three years and a minimum of $1.6 million to Yahoo! in 2000.

To date, we continue to be partially dependent on DBC for our financial and operational services and related support functions. We believe the implementation of an independent accounting system; financial, operational and management systems and controls; and reporting systems and procedures will be necessary to support the continued expansion of our operations. Consequently, we intend to expend working capital to support the development of infrastructure.

Under the terms of the LLC agreement between CBS and DBC and, subsequently, the credit agreement between us and DBC, DBC agreed to advance us up to an aggregate of $5.0 million on a revolving basis through October 29, 2000. Borrowings will bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% and are due on October 29, 2000. As of June 30, 2000, there were no advances outstanding from DBC under this credit agreement.

We believe our recent receipt of $56.0 million in cash and $30.0 million in non-cash rate card advertising from the sale of our common stock to CBS and DBC and our credit agreement with DBC will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or DBC elects to maintain its percentage interest pursuant to the exercise of the purchase right under its stockholders' agreements, then CBS or DBC would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of our common stock.

Factors That May Affect Future Operating Results

We Rely on Our Relationships with CBS and DBC

CBS:

We would need to change the name of our Web sites and devote substantial resources towards building a new brand name if our license agreement with CBS was terminated or not renewed. This agreement also has a number of risks associated with it. CBS can require us to remove any content on our Web sites that it determines conflicts with, interferes with or is detrimental to its reputation or business or for certain other reasons. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of its television news content on our Web sites. Because of these restrictions, we may not be able to perform our desired marketing activities.

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

CBS agreed, subject to certain limitations, to provide us an aggregate rate card amount of $30.0 million of advertising and on-air promotions during the period from October 29, 1997 through October 29, 2002 per the Amended Service Agreement, and has agreed to provide an additional $30.0 million in advertising during the period from March 1, 2000 through May 5, 2002 per the Stock Purchase Agreement dated March 28, 2000. We have recognized $31.4 million of this rate card amount through June 30, 2000. However, the timing and placement of certain of these advertisements and promotions are subject to CBS's discretion. CBS could discontinue promoting us in the manner that it currently does. CBS also makes no guarantees to us as to the demographic composition or size of the audience that views certain promotions. This advertising and on-air promotion, as well as our association with the CBS brand, are important elements of our strategy to increase our brand awareness.

We may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

DBC:

DBC currently provides delayed financial data to us at no charge. It also provides real-time financial data to us for dissemination to subscribers of certain of MarketWatch.com subscription services in exchange for a percentage of the subscription fee. DBC provides us with certain general services, including accounting services. We reimburse DBC for its actual costs of providing these services. DBC pays us through October 2002 a monthly per-subscriber fee for delivery of our news to all DBC subscribers, other than certain commercial ones, with a minimum payment of $100,000 per month.

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

CONTROL BY CBS AND DBC:

As of June 30, 2000, CBS and DBC each owned approximately 34.3% of our outstanding common stock. CBS and DBC have certain rights to have representatives on our board of directors generally based upon the percentage of our voting securities that they hold. Currently, they each have four representatives. As a result of their share ownership and other rights, CBS and DBC collectively are able to control our management and affairs, elect a majority of our board of directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

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
  The demand for license of our technology and news;
  The ability to develop a new service, including broadband services and tools and the success of our joint ventures in Europe and Asia;
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

We have been substantially dependent and continue to be partially dependent on DBC to host our CBS.MarketWatch.com Web site and for many of our financial, administrative and operational services and related support functions. We are gradually moving our Web servers to third party data centers and will continue to do so through 2000. We are also in process of implementing our own financial reporting system, which we expect will be fully implemented by the end of 2000. If we are not able to successfully transition our systems and servers from DBC, we may not be able to perform these financial, administrative, operational and support functions. In addition, we believe that we will need further improvements in these systems, controls and procedures to manage growth. Our future financial performance could be adversely affected if we or DBC do not perform these functions effectively or if we do not implement these systems, controls and procedures successfully.

We Need to Establish and Maintain Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. For example, for the month of June 2000, over 10% of our traffic came from Yahoo! and AOL. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships.

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

We Need to Expand Our Business and Be Able to Do So Successfully

We believe that we will need to expand our business and operations both to operate as an entity independent from DBC and in order to support a growing business. This growth is likely to continue to place a significant strain on our resources. As we grow, we will implement new operational and financial systems, procedures and controls. If we are unable to accomplish any of these, our business could be adversely affected.

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

We Depend on the Sale of Advertisements on Our Web Sites, and if Web Advertising Does Not Become Accepted, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. No standards have been widely accepted to measure the effectiveness of Web advertising. If such standards do not develop, existing advertisers may not continue their current levels of Web advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Our business would be adversely affected if the market for Web advertising fails to develop or develops more slowly than expected. In addition, our advertising packages are sold in campaigns ranging from less than 2 weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to maintain a desirable medium for on-line advertising.

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

We Depend on License Revenues, And If License Revenues Were To Decline, Our Business Would Be Harmed

For the three months ended June 30, 2000 we derived 26% of our total revenues from licensing of our content. We expect to derive a significant amount of our revenues from these licenses for the foreseeable future. License revenues depend on customer contract renewals and could decrease if customers choose to renew for lesser amounts, terminate early or forgo renewal as well as our ability to obtain new customers. A significant amount of our license revenue is earned from brokerages and financial service companies. The amount of license revenues depend on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenue could also be limited as there are a limited number of brokerages and financial service companies. In addition, certain license contracts guarantee the performance of our web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

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

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. From January 1, 2000 through June 30, 2000, the closing sale price of our common stock on the Nasdaq National Market ranged from $14.94 to $45.00. As of June 30, 2000, the closing sale price was $18.8125. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short- term investments classified as "available for sale." In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our investments mature in 90 days or less.

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

ITEM 2. CHANGE IN SECURITIES AND USED PROCEEDS

On January 14, 1999, our Registration Statement on Form S-1 (File No. 333- 65569) was declared effective by the Securities and Exchange Commission which registration statement related to our initial public offering of common stock. The managing underwriters of this offering were BT Alex.Brown Incorporated and Donaldson Lufkin & Jenrette Securities Corporation, who acted as Joint Book Running Managers, and Salomon Smith Barney Inc. and First Albany Corporation. All of the 3,162,500 shares registered were sold by us. All of the shares of common stock were sold at a public offering price of $17.00 per share, for an aggregate offering price of $53.8 million. The amount of offering expenses were $5.9 million, including underwriting discount of $3.7 million and other offering expenses of $2.2 million for net proceeds of $47.8 million. As of June 30, 2000 the net proceeds to the Company have been applied as follows: (i) $4.6 million for repayment of outstanding indebtedness to Data Broadcasting Corporation, an affiliate of the Company, (ii) $35.7 million for working capital and (iii) $7.5 million relating to the purchase of BigCharts.

On May 5, 2000, we issued 1,136,814 to each of DBC for $43.0 million in cash and CBS for $13.0 million in cash and an additional $30.0 million in rate card advertising to be delivered between March 1, 2000 and May 5, 2002. The issuance of shares of our common stock was made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act. As of June 30, 2000 $4.7 million of the proceeds to the company have been used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

On May 26, 2000, at the Company's Annual Meeting of Shareholders, the Company's shareholders approved the following proposals. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange act of 1934, as amended. As of May 26, 2000, the record date for the annual meeting, there were approximately 14,115,363 shares of common stock entitled to vote, of which 12,301,429 shares of common stock were present in person or by proxy and voted at the meeting.

  Proposal to elect eleven directors of the Company, each to survive until the next Annual Meeting of Shareholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

DIRECTORS                     For            Withheld

Larry Kramer .................12,294,684     6,745
Alan J. Hirschfield ..........12,294,299     7,130
Andrew Heyward ...............12,294,959     6,470
Carl Spielvogel ..............12,295,477     8,005
Daniel Mason .................12,294,934     6,495
John Makinson ................12,294,977     6,452
Michael H. Jordan ............12,295,477     5,952
Peter Glusker ................12,294,474     6,995
Robert H. Lessin .............12,295,481     5,948
Russell T. Pillar ............12,294,434     6,995
Stephen Hill .................12,294,981     6,448
  Proposal to amend the 1998 Equity Incentive Plan to increase the number of shares reserved under the plan.

For ..........................     9,424,876
Against ......................     1,410,622
Abstain ......................       227,153
Not Voted ....................     1,238,778

  Proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ended December 31, 2000.

For ..........................    12,297,298
Against ......................           726
Abstain ......................         3,405
Not Voted ....................          --

ITEM 5. OTHER INFORMATION

Effective July 12, 2000, Mr. Alan Hirschfield resigned from our board of directors, and the Board appointed Mr. Giles Speckman to serve as a member of our board.

On July 12, 2000 the Company's Board of Directors approved the adoption of the Employee Stock Purchase Plan and reserved 500,000 shares for issuance under the plan. In addition, on each January 1, the aggregate number of shares of the Company's Common Stock reserved for issuance under the Plan shall be increased automatically by a number of shares purchased under the Plan in the preceding calendar year; provided that the Board or the Committee may in its sole discretion reduce the amount of the increase in any particular year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  The exhibits filed as part of this Form 10-Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

  Reports on the Form 8-K

  No reports on the Form 8-K were filed in the quarter ended June 30, 2000.

  MarketWatch.com, Inc.

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.

(Registrant)
  Dated: August 14, 2000

By:	/s/ JOAN P. PLATT

Joan P. Platt
Chief Financial Officer
(Principal Financial Officer)

  MarketWatch.com, Inc.

  INDEX TO EXHIBITS

Exhibit Title	Exhibit Number
Financial Data Schedule*	27.1

  * THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARKETWATCH.COM, INC. FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.