Form 10-Q
period 2000-09-30
MARKETWATCH COM INC
filed 2000-11-14
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of October 15, 2000 was 16,541,403.

MarketWatch.com, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements:

Unaudited Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	**

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999	**

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

MARKETWATCH.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       September 30,   December 31,
                                                           2000           1999
                                                       ------------  ------------
                                                       (unaudited)
                          Assets
Current assets:
  Cash and cash equivalents ..........................     $48,395        $9,500
  Short term investments .............................          --         4,979
  Accounts receivable, net ...........................      13,007         8,073
  Prepaid expenses ...................................       3,732         3,699
                                                       ------------  ------------
          Total current assets .......................      65,134        26,251
Property and equipment, net ..........................      10,358         5,035
Investment in subsidiary .............................       1,346            --
Intangible assets, net ...............................       1,505         2,683
Goodwill, net ........................................      84,717       122,840
Other assets .........................................         100            46
                                                       ------------  ------------
          Total assets ...............................    $163,160      $156,855
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................      $5,756        $3,948
  Accrued expenses ...................................       5,083         3,415
  Deferred revenue ...................................          58           344
                                                       ------------  ------------
          Total current liabilities ..................      10,897         7,707
                                                       ------------  ------------

Stockholders' equity:
  Common stock .......................................         166           139
  Additional paid-in capital .........................     319,357       231,746
  Deferred compensation ..............................         (42)         (413)
  Contribution receivable ............................     (26,890)       (8,952)
  Accumulated deficit ................................    (140,328)      (73,372)
                                                       ------------  ------------
          Total stockholders' equity .................     152,263       149,148
                                                       ------------  ------------
          Total liabilities and
             stockholders' equity ....................    $163,160      $156,855
                                                       ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH.COM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

                                      Three Months Ended     Nine Months Ended

                                           September 30,         September 30,
                                    --------------------- ---------------------
                                       2000       1999       2000       1999
                                    ---------- ---------- ---------- ----------
Net revenues:
  Advertising......................    $8,356     $5,043    $26,277    $11,151
  Licensing........................     4,226      1,767     10,602      3,310
  Other............................       935        155      2,358        470
                                    ---------- ---------- ---------- ----------
       Total net revenues..........    13,517      6,965     39,237     14,931

Cost of revenues...................     5,606      2,734     15,400      6,133
                                    ---------- ---------- ---------- ----------
       Gross profit................     7,911      4,231     23,837      8,798
                                    ---------- ---------- ---------- ----------
Operating expenses:
  Product development..............     2,144      1,645      6,514      3,115
  General and administrative.......     3,853      2,447     10,540      6,222
  Sales and marketing..............     7,137      4,796     21,939     12,384
  CBS advertising..................     1,704      2,711     12,061      9,570
  Purchased in-process
    research and development.......        --         --         --        200
  Amortization of goodwill
    and intangibles................    12,849     12,850     38,549     17,134
                                    ---------- ---------- ---------- ----------
       Total operating expenses....    27,687     24,449     89,603     48,625
                                    ---------- ---------- ---------- ----------
Loss from operations...............   (19,776)   (20,218)   (65,766)   (39,827)
Interest income, net...............       883        222      1,346        949
Equity in loss of joint venture....    (1,416)        --     (2,536)        --
                                    ---------- ---------- ---------- ----------
Net loss...........................  ($20,309)  ($19,996)  ($66,956)  ($38,878)
                                    ========== ========== ========== ==========
Basic and diluted net loss per
  share............................    ($1.23)    ($1.45)    ($4.19)    ($3.07)
                                    ========== ========== ========== ==========
Shares used in the calculation
  of basic and diluted net loss
  per share........................    16,473     13,800     15,992     12,670
                                    ========== ========== ========== ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH.COM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                     ------------------------
                                                         2000          1999
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss..........................................   ($66,956)    ($38,878)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Equity in loss of joint venture................      2,536           --
     Provision for doubtful accounts................        450           31
     Depreciation and amortization..................     42,552       19,252
     Noncash charges from stockholders..............     12,061        9,570
     Changes in operating assets and liabilities:
       Accounts receivable..........................     (5,384)      (2,861)
       Prepaid expenses and other assets............        (87)      (4,384)
       Accounts payable and accrued expenses........      3,476        2,544
       Deferred revenue.............................       (286)         111
                                                     -----------  -----------
        Net cash used in operating activities.......    (11,638)     (14,615)
                                                     -----------  -----------
Cash flows from investing activities:
  Purchase of short term investments.................        --      (13,762)
  Sale of short term investments....................      4,979        8,500
  Acquisition of business, net of cash acquired......        --       (7,476)
  Purchase of property and equipment................     (8,202)      (2,715)
  Investment in joint venture.......................     (3,882)          --
                                                     -----------  -----------
        Net cash used in investing activities.......     (7,105)     (15,453)
                                                     -----------  -----------
Cash flows from financing activities:
  Issuance of common stock..........................      1,638       48,164
  Advances from DBC.................................         --       (3,946)
  Contributions from CBS and DBC.....................    56,000           --
                                                     -----------  -----------
        Net cash provided by financing activities...     57,638       44,218
                                                     -----------  -----------
Net change in cash..................................     38,895       14,150
Cash and cash equivalents at beginning of period....      9,500          140
                                                     -----------  -----------
Cash and cash equivalents at end of period..........    $48,395      $14,290
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis of Presentation

The interim financial data as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10- K for the year ended December 31, 1999. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

The Company

MarketWatch.com, Inc. (the "Company"), a leading Web-based provider of comprehensive, real-time business news, financial programming and analytic tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation ("DBC") and CBS Broadcasting Inc. ("CBS") (collectively, the "Members"), with each Member owning a 50% interest in the Company. In February 2000, DBC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson, plc. Upon the closing of the merger, the Financial Times Group transferred the FTAM to DBC in exchange for approximately 60% of the outstanding common stock of DBC.

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

Joint Venture Agreement

On January 6, 2000, the Company entered into a joint venture agreement with the Financial Times Group to establish Financial Times Marketwatch.com (Europe) Limited, an internet provider of real-time business news, financial programming and analytical tools. Under the agreement, the Company licenses its trademark and technology to the joint venture, contributes certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times contributes trademarks for a royalty fee, provides 15.0 million pounds sterling worth of rate card advertising over five years and 500,000 pounds sterling in cash for 500,000 shares in the joint venture. Each company owns a 50% interest in the joint venture. The joint venture is accounted for using the equity method of accounting. In July 2000, the joint venture agreement was amended and the Company's ownership in the joint venture decreased from 50% to 40%.

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

Options to purchase 2,417,097 and 1,691,557 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive.

Note 4 - Employee Stock Purchase Plan

On July 12, 2000, the Company's Board of Directors approved the adoption of the Employee Stock Purchase Plan and reserved 500,000 shares for issuance under the plan. In addition, on each January 1, the aggregate number of shares of the Company's Common Stock reserved for issuance under the Plan shall be increased automatically by a number of shares purchased under the Plan in the preceding calendar year; provided that the Board or the Committee may in its sole discretion reduce the amount of the increase in any particular year.

Note 5 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $593,000 and $418,000 for the three months ended September 30, 2000 and 1999, respectively, and $2.5 million and $798,000 for the nine months ended September 30, 2000 and 1999, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $1.7 million and $2.7 million at rate card value for the three months ended September 30, 2000 and 1999, respectively, and $12.1 million and $9.6 million for the nine months ended September 30, 2000 and 1999, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $176,000 and $79,000 for the three months ended September 30, 2000 and 1999, respectively,and $482,000 and $237,000 for the nine months ended September 30, 2000 and 1999, respectively. Included in accounts receivable at September 30, 2000 is $1.2 million owed to the Company by CBS.

Licensing revenues from DBC were $491,000 and $413,000 for the three months ended September 30, 2000 and 1999, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2000 and 1999, respectively. In addition, the Company recognized revenue of $515,000 and $1.5 million for the three and nine months ended September 30, 2000, respectively, from television programming on CBS stations, and costs to CBS of $363,000 and $1.6 million for the three and nine months ended September 30, 2000, respectively, for production of the television programming.

DBC purchased $88,000 and $125,000 for the three months ended September 30, 2000 and 1999, respectively, and $208,000 and $390,000 for the nine months ended September 30, 2000 and 1999 respectively, of advertising under an insertion order. Included in accounts receivable at September 30, 2000 is $281,000 owed to the Company by DBC.

Direct charges for subscription revenues for certain DBC data feeds were $63,000 and $58,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $233,000 and $171,000 for the nine months ended September 30, 2000 and 1999, respectively. Under the terms of the Amended and Restated Services Agreement, DBC agreed to provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $175,000 and $455,000 for the three months ended September 30, 2000 and 1999, respectively, and $560,000 and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively.

An executive of the Company is also a member of the Board of Directors of a customer. For the three and nine months ended September 30, 2000, $50,000 and $180,000, respectively, of advertising revenues were attributable to this customer.

On May 5, 2000, the Company issued 1,136,814 shares of the Company's common stock to each of DBC for $43.0 million in cash and the same number of shares to CBS for $13.0 million in cash and $30.0 million in rate card advertising and promotion over the next two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward- looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Factors That May Affect Future Operating Results" in addition to the other information set forth herein. We caution investors that the Company's business and financial performance are subject to substantial risks and uncertainties.

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

Since our formation as an LLC, we have operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. We sell advertising banners and sponsorships on our Web sites, license our content and tools, and sell subscriptions to certain DBC products. In addition, with the acquisition of BigCharts in September 1999, we are the leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals.

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
  DBC provides us with part of our Web site infrastructure and certain operational and administrative services at DBC's cost. DBC's service obligation expires on October 29, 2005. In addition, DBC pays us a monthly, per subscriber fee for delivery of our news to DBC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and May 5, 2002. CBS has delivered $3.1 million of the additional $30.0 million in advertising as of September 30, 2000.

On January 6, 2000, we entered into a joint venture agreement with the Financial Times Group to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. Our joint venture, FT.MarketWatch.com, provides free, real-time financial and market news to Europe's rapidly growing communities of individual investors. Under the agreement, we licensed our trademark and technology to the joint venture and contributed certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times licensed its trademarks for a royalty fee, will provide 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for 500,000 shares in the joint venture. In July 2000, we contributed an additional $3.1 million to the joint venture to fund operations in accordance with the agreement, and our ownership percentage was decreased from 50% to 40%, although control over the joint venture operations remained equal between us and the Financial Times Group. In October, 2000 we contributed an additional $1.1 million to the joint venture to fund operations in accordance with the agreement.

Our revenue has grown during the year 2000 and our ability to generate significant revenue in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our very limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to increase our operating expenses to grow our business. Because of non-cash charges in connection with our acquisition of BigCharts, we also expect to incur net losses. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web site, licensing of our content, distribution of television and radio broadcasts, subscription sales from MarketWatch RT and MarketWatch Live, and the sale of news to DBC, CBS and other customers. Net revenues increased by 93% to $13.5 million for the three months ended September 30, 2000 from $7.0 million for the three months ended September 30, 1999 and 163% to $39.2 million for the nine months ended September 30, 2000 from $14.9 million for the nine months ended September 30, 1999. The increases are due primarily to the increase in the number of ads placed on our Web sites, growth of our license revenue related to the acquisition of BigCharts, an increase in new customers, expansion of services to current customers, the launch of television broadcasts, and increased distribution of our radio broadcasts.

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

The increase in license revenue was caused by several interrelated factors, including the following:

  Increase in the number of licensees;
  Increase in license products available due in part to the BigCharts acquisition and
  Increased size and productivity of our sales force.

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

Cost of revenues increased by 107% to $5.6 million for the three months ended September 30, 2000 from $2.7 million for the three months ended September 30, 1999 and increased 152% to $15.4 million for the nine months ended September 30, 2000 from $6.1 million for the nine months ended September 30, 1999. Cost of revenues increased due to the addition of news reporters and editors, costs associated with the production of our television and radio programs, additional equipment and bandwidth costs to accommodate increased traffic on our Web sites and license services, costs to serve advertisements on the site, amortization of intangibles, and royalties paid to CBS.

As a percentage of net revenues, cost of revenues were 41% and 39% for the three months ended September 30, 2000 and 1999, respectively, and 39% and 41% for the nine months ended September 30, 2000 and 1999, respectively. The decrease for the nine months as a percentage of net revenues is due to economies of scale for costs of news and network expenses. We expect cost of revenues in absolute dollars to increase in the future as a result of our intention to increase the number of our news and editorial staff, initial costs in excess of revenues related to broadcast and broadband products and the addition of equipment and bandwidth costs to support our Web sites' traffic in the future.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the site and software engineers, and expenses for contract programmers and developers. Product development expenses increased by 31% to $2.1 million for the three months ended September 30, 2000 from $1.6 million for the three months ended September 30, 1999 and increased 110% to $6.5 million for the nine months ended September 30, 2000 from $3.1 million for the nine months ended September 30, 1999. Product development expenses increased due to the hiring of additional employees, the purchase of BigCharts and associated expenses and an increase in depreciation expense related to capital expenditures for technology as we develop our Web sites' infrastructure with the intention of discontinuing DBC services.

Product development expenses were 16% and 24% of net revenues for the three months ended September 30, 2000 and 1999, respectively, and 17% and 21% for the nine months ended September 30, 2000 and 1999, respectively. The decrease as a percentage of net revenues occurred because net revenues grew more quickly than personnel and infrastructure costs. In absolute dollars, we expect to continue to increase product development expenditures to maintain and enhance our Web sites and product offerings.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, allocations from DBC for administrative services, occupancy and facility costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses increased by 63% to $3.9 million for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999 and increased 69% to $10.5 million for the nine months ended September 30, 2000 from $6.2 million for the nine months ended September 30, 1999. As a percentage of net revenues, general and administrative costs were 29% and 35% for the three months ended September 30, 2000 and 1999, respectively, and 27% and 42% for the nine months ended September 30, 2000 and 1999, respectively.

General and administrative expenses in absolute dollars increased due primarily to increased headcount, occupancy, legal, bad debt and consulting expenses. In addition, the increase related to costs of being a public company, as well as those related to the acquisition of BigCharts, including among others, travel expenses and professional service fees. The absolute dollar level of general and administrative expense is expected to increase in future periods as a result of an increase in personnel and costs.

Sales and Marketing

Sales and marketing expenses primarily consist of non-cash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses increased by 17% to $8.8 million for the three months ended September 30, 2000 from $7.5 million for the three months ended September 30, 1999 and increased 55% to $34.0 million for the nine months ended September 30, 2000 from $22.0 million for the nine months ended September 30, 1999. As a percentage of net revenues, sales and marketing expenses were 65% and 108% for the three months ended September 30, 2000 and 1999, respectively, and 87% and 147% for the nine months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses increased in absolute dollars due to a number of factors, including:

  An increase in amortization of promotions and advertising contributed by CBS during the nine months;
  Growth of our direct sales force and increased sales commissions from higher advertising sales;
  An increase in purchases of Web banner ads to promote our products and services;
  The cost of production of our television commercials and their broadcast; and,
  An increase in payments related to distribution relationships.

We anticipate that sales and marketing expenses in absolute dollars will increase in the near future as we continue to pursue an aggressive brand-building strategy through advertising and distribution and continue to build our direct sales organization and as we incur additional expenses relating to CBS' advertising contribution.

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

Interest Income

Interest income of $883,000 and $222,000 for the three months ended September 30, 2000 and 1999, respectively, and $1.3 million and $949,000 for the nine months ended September 30, 2000 and 1999, respectively, resulted from interest earned on the proceeds from our initial public offering and subsequent additional funding from CBS and DBC in May 2000.

Equity in Loss of Joint Venture

We recorded 40% of the loss incurred by FT MarketWatch.com for the three months ended September 30, 2000 and 50% of the loss for the six months ended June 30, 2000 based on our ownership in the joint venture. Our portion of the loss was $1.4 million for the three months ended September 30, 2000 and $2.5 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily from cash contributed and advanced by DBC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash, cash equivalents and short term investments totaled $48.4 million at September 30, 2000, compared to $14.5 million at December 31, 1999.

Cash used in operating activities of $11.6 million for the nine months ended September 30, 2000 was primarily due to a net loss of $67.0 million, offset by non-cash charges of $12.1 million for advertising provided by CBS and $42.6 million in depreciation of property and equipment and amortization of goodwill and intangibles. Significant uses of cash in operations for the nine months ended September 30, 2000 include costs associated with increased sales and marketing activities to establish and promote our products and services, increased headcount and related expenses, and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

Cash used in operating activities of $14.6 million for the nine months ended September 30, 1999 was primarily due to a net loss of $38.9 million, offset by non- cash charges of $9.6 million for advertising provided by CBS, $19.3 million in depreciation of property and equipment and amortization of goodwill and intangibles, and a write-off of in-process research and development related to the acquisition of BigCharts of $200,000. Significant uses of cash in operations for the nine months ended September 30, 1999 include costs associated with increased sales and marketing activities to establish and promote our products and services and costs of directors and officers' insurance premiums incurred as a result of becoming a public company and an increase in accounts receivable with a decrease in accounts payable and accrued expenses.

Cash used in investing activities was $7.1 million for the nine months ended September 30, 2000 and consisted primarily of the sale of short-term investments, offset by capital expenditures and the investment in our joint venture with the Financial Times Group. Capital expenditures have generally consisted of purchases of computer hardware and software and leasehold improvements related to leased facilities and are expected to increase in future periods. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing and increased infrastructure to run the web site and internal systems. We also anticipate additional cash contributions to support the growth of our joint venture with the Financial Times Group.

Cash used in investing activities of $15.5 million for the nine months ended September 30, 1999 consisted primarily of the purchase of short-term investments, the purchase of BigCharts, and capital expenditures. The BigCharts purchase included a cash payment of $6.0 million to stockholders and financial advisors of BigCharts, and $1.5 million in acquisition costs.

Cash provided by financing activities was $57.6 million for the nine months ended September 30, 2000. In May 2000, we issued 1,136,814 shares of our common stock to each of DBC, for $43.0 million in cash, and CBS for $13.0 million in cash and $30.0 million in rate card advertising.

Cash provided by financing activities was $44.2 million for the nine months ended September 30, 1999 resulting from the initial public offering completed in January 1999 of 3,162,500 shares of common stock at $17 per share with proceeds of $43.9 million, net of underwriting and offering expenses, and the repayment of amounts owed to DBC.

As of September 30, 2000, commitments under noncancellable operating leases totaled $15.7 million through December 31, 2010. We have entered into certain agreements with Yahoo!, Inc., or Yahoo!, and America Online, Inc., or AOL, to make payments for advertising and slotting over the next three years. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site each month through the expiration of the agreement in December 2000. As of September 30, 2000, we are committed to pay $5.1 million to AOL over the next three years and a minimum of $1.6 million to Yahoo! in 2000.

To date, we continue to be partially dependent on DBC for our financial and operational services and related support functions. We believe the implementation of financial, operational and management systems and controls; and reporting systems and procedures will be necessary to support the continued expansion of our operations. Consequently, we intend to expend working capital to support the development of infrastructure.

Under the terms of the LLC agreement between CBS and DBC and, subsequently, the credit agreement between us and DBC, DBC agreed to advance us up to an aggregate of $5.0 million on a revolving basis through October 29, 2000. Borrowings will bear interest at a variable rate per annum equal to The Chase Manhattan Bank's prime rate plus 2% and are due on October 29, 2000. As of September 30, 2000, there were no advances outstanding from DBC under this credit agreement.

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

CBS agreed, subject to certain limitations, to provide us an aggregate rate card amount of $30.0 million of advertising and on-air promotions during the period from October 29, 1997 through October 29, 2002 per the Amended Service Agreement, and has agreed to provide an additional $30.0 million in advertising during the period from March 1, 2000 through May 5, 2002 per the Stock Purchase Agreement dated March 28, 2000. We have recognized $33.1 million of this rate card amount through September 30, 2000. However, the timing and placement of certain of these advertisements and promotions are subject to CBS's discretion. CBS could discontinue promoting us in the manner that it currently does. CBS also makes no guarantees to us as to the demographic composition or size of the audience that views certain promotions. This advertising and on-air promotion, as well as our association with the CBS brand, are important elements of our strategy to increase our brand awareness.

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

CONTROL BY CBS AND DBC:

As of September 30, 2000, CBS and DBC each owned approximately 34.1% of our outstanding common stock. CBS and DBC have certain rights to have representatives on our board of directors generally based upon the percentage of our voting securities that they hold. Currently, CBS has four representatives and DBC has three. As a result of their share ownership and other rights, CBS and DBC collectively are able to control our management and affairs, elect a majority of our board of directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

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

We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Our market appears to have made the transition from an emerging to a more developed medium with seasonal and cyclical patterns which may continue in the future. Therefore, as our industry follows the same seasonal patterns as those in the traditional media, we have experienced and should continue to experience lower advertising revenues in the first and third calendar quarters of each year. Furthermore, traffic levels on our Web sites typically fluctuate with the occurrence of significant events in the business and financial news, such as fluctuations in the stock markets, which could cause changes in our audience size.

We Need to Develop and Implement Our Own Internal Systems to Manage Our Business and Our Growth

Although our predecessor business has been operating since October 1995, we did not become a separate legal entity until October 1997 when we were formed as a limited liability company and we introduced our CBS.MarketWatch.com Web site. Furthermore, we acquired BigCharts in September 1999.

We have been substantially dependent and continue to be partially dependent on DBC to host our CBS.MarketWatch.com Web site and for some of our financial, administrative and operational services and related support functions. We are gradually moving our Web servers to third party data centers and will continue to do so through 2000. We are also in process of implementing our own financial reporting system, which we expect will be fully implemented by the end of 2000. If we are not able to successfully transition our systems and servers from DBC, we may not be able to perform these financial, administrative, operational and support functions. In addition, we believe that we will need further improvements in these systems, controls and procedures to manage growth. Our future financial performance could be adversely affected if we or DBC do not perform these functions effectively or if we do not implement these systems, controls and procedures successfully.

We Need to Establish and Maintain Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. For example, for the month of September 2000, over 6% of our traffic came from Yahoo! and AOL. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships and renewal of significant distribution agreements is not certain.

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

We Depend on License Revenues, And If License Revenues Were To Decline, Our Business Would Be Harmed

For the three months ended September 30, 2000 we derived 31% of our total revenues from licensing of our content. We expect to derive a significant amount of our revenues from these licenses for the foreseeable future. License revenues depend on customer contract renewals and could decrease if customers choose to renew for lesser amounts, terminate early or forgo renewal as well as our ability to obtain new customers. A significant amount of our license revenue is earned from brokerages and financial service companies. The amount of license revenues depend on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenue could also be limited as there are a limited number of brokerages and financial service companies. In addition, certain license contracts guarantee the performance of our web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

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

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. From January 1, 2000 through September 30, 2000, the closing sale price of our common stock on the Nasdaq National Market ranged from $8.00 to $45.00. As of September 29, 2000, the closing sale price was $8.00. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short- term investments classified as "available for sale." In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2000, all of our investments mature in 90 days or less.

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

ITEM 2. CHANGE IN SECURITIES AND USED PROCEEDS

On May 5, 2000, we issued 1,136,814 to each of DBC for $43.0 million in cash and CBS for $13.0 million in cash and an additional $30.0 million in rate card advertising to be delivered between March 1, 2000 and May 5, 2002. The issuance of shares of our common stock was made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act. As of September 30, 2000 $9.6 million of the proceeds to the company have been used for working capital and $3.1 million have been used to fund our joint venture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective October, 2000 Carl Spielvogel resigned from our board of directors.

Effective July 12, 2000, Mr. Alan Hirschfield resigned from our board of directors, and the Board appointed Mr. Giles Spackman to serve as a member of our board.

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

  Reports on the Form 8-K

No reports on the Form 8-K were filed in the quarter ended September 30, 2000.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.

(Registrant)
Dated: November 14, 2000

By:	/s/ JOAN P. PLATT

Joan P. Platt
Chief Financial Officer
(Principal Financial Officer)

MarketWatch.com, Inc.

INDEX TO EXHIBITS

Exhibit Title	Exhibit Number
Financial Data Schedule*	27.1
FTMarketWatch.com Joint Venture Agreement	10.2
William Bishop Employment Agreement	10.21
Employee Stock Purchase Plan	10.22

* THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARKETWATCH.COM, INC. FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.