Form 10-K
period 2000-12-31
MARKETWATCH COM INC
filed 2001-04-02
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Common Stock, $.01 Par Value
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      As of March 20, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant was $21,229,133.

      The number of shares of the Registrant's Common Stock outstanding as of March 20, 2001 was 16,598,839.

DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: portions of the registrant's proxy statements for its 2001 annual meeting of stockholders are incorporated by reference.

MARKETWATCH.COM, INC.

2000 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements containing the words "expect," "anticipate," "intend," "believe" and similar language, and statements regarding our anticipated costs. The outcome of the events described in these forward-looking statements is subject to risks, and our actual results could differ materially. The forward looking statements in the sections "Business - Factors that May Affect Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those included elsewhere in this Annual Report on Form 10-K contain a discussion of some of the factors that could contribute to these differences. Ownership of our securities by CBS Broadcasting Inc. or Pearson Overseas Holding Ltd. should not be viewed as a recommendation by either company to acquire or hold our common stock.

Item 1. Business

Overview

We are a leading Web-based provider of comprehensive, real-time business news, financial programming and analytic tools through our web sites CBS.MartketWatch.com and BigCharts.com. We carefully design and regularly update our Web sites to provide well-organized and relevant financial content. We have important strategic relationships with our principal stockholders, CBS Broadcasting Inc., or CBS, and Pearson Overseas Holding Ltd., or Pearson.

Our goal is to create the preeminent brand for real-time business news and financial information on the Web. We believe our consistent focus on original and authoritative content and our access to a national media audience through our relationship with CBS will help us achieve this goal. In the fourth quarter of 2000, our Web sites attracted an average of approximately 8.4 million unique visitors per month, who generated approximately 831 million page views. In the fourth quarter of 1999, our web sites attracted an average of approximately 6.9 million unique visitors per month, who generated approximately 525 million page views. Our visitor information is based on information provided to us by DoubleClick, Inc., the company that delivers ads on our Web sites and measures and tracks our users.

MarketWatch.com Web Properties

Our Web properties provide comprehensive business and financial news, financial programming and analytic tools, including historic charting capabilities from our BigCharts.com Web Site, which we acquired in June 1999. Our staff of approximately 100 professional journalists, including freelance journalists, offers real-time coverage of business and financial news and in-depth commentary on market-moving trends and events, all provided to our users free of charge. Our CBS.MarketWatch.com Web site also offers personal finance commentary and data, community features and other services designed to provide a "one-stop-shop" for our audience's financial information needs.

In February 2001, we launched a new version of our CBS.MarketWatch.com Web Site. The updated site includes improved navigation and additional financial news and tools and data for investment tracking. We believe that offering comprehensive business news, financial programming and analytic tools is critical to our success as it enables us to increase audience loyalty and sense of community, average usage time and repeat visits.

News and Editorial Content

The CBS.MarketWatch.com front page is carefully designed and frequently updated throughout the trading day by our journalists and editors in San Francisco, New York, Washington D.C., London and Tokyo to inform our audience of the latest news as it breaks. Unlike many of our Web-based competitors, we do not rely exclusively on automatic editing and display systems; we instead leverage our journalistic expertise to add a strong editorial framework to our content. From the CBS.MarketWatch.com Web site's front page, users can access news stories, columns and headlines written by our reporters and by third parties, such as Reuters, Associated Press, Financial Times and PR Newswire, as well as stock quotes and other business and financial data and analytic tools. We also have devoted staff to cover special areas of interest, including initial public offerings, investment conferences, the fixed income markets, mutual funds, mortgages, micro-cap stocks, futures and options and technology stocks.

We work with CBS News' global operations and presence to expand our coverage of international business and financial news. In addition to providing news coverage for the CBS.MarketWatch.com Web site, our journalists provide financial news to CBS News and CBS Radio News programming. We believe that providing news reports for CBS and working with CBS News journalists will create an opportunity to enhance our reputation and audience reach.

Our staff of approximately 100 professional journalists, including freelance journalists who write for us, are experienced editors, bureau chiefs and reporters with high standards for reporting and editing. We believe our staff provides us with a significant competitive advantage. For example, Larry Kramer, our Chief Executive Officer, was Executive Editor of the San Francisco Examiner and a financial reporter and Metro Editor of The Washington Post. Our staff also includes Thom Calandra, who has been a financial columnist for the San Francisco Examiner, the London-based, lead markets editor for Bloomberg News and Online Money Editor for USA Today Online; Paul Erdman, a renowned economist and author; and Irwin Kellner, a former Chief Economist for Manufacturers Hanover Trust Bank; as well as a number of other journalists who previously worked for Bloomberg News, Associated Press, UPI, CBS Radio news, Fox News Internet and Dow Jones Television. We believe that we are one of the few Web-based companies that offer this level of journalism.

We create and publish on the CBS.MarketWatch.com Web site real-time commentary and analysis of business and financial news and a number of regular columns by our experienced editorial staff. News features include real-time headlines, stock market news and updates and coverage of technology stocks, bond markets, initial public offerings and other areas of interest to our audience.

The CBS.MarketWatch.com Web site also offers selected audio and video clips of news reports recently broadcast on our CBS MarketWatch Weekend television show, the CBS Television Network, CBS Radio Network and our MarketWatch Radio Network. Users can also search a historical database of news stories by company name and ticker symbol.

Some of the features of the Web Sites include:

  Front Page. Our front page includes top stories, a market index snapshot, links to headlines, commentary, stock quotes, charting, broadband features, personal finance and our marketplace featuring our partners. Our front page provides our users with a real-time picture of the market and creates one-click access to specific points of interest.
  Market Data. Quotes, charts, indexes, research alerts, currencies, global market news, bonds and market calendars provide users with the data to make informed financial decisions.
  Commentary. A collection of editorial commentary produced by staff and free-lance journalists. Features include Thom Calandra's Stock Watch, Bazdarich on Bonds, Kellner's Forecast, Farrell on Funds, Marshall Loeb's Personal Finance Report, and commentary by Ray Martin.
  Mutual Fund Center. A mutual fund expert provides "Superstar Fund" listings and edits the CBS.MarketWatch.com Web site's mutual fund section. This section offers Lipper Mutual Fund Profiles and provides links to other mutual fund listings, news headlines, fund ratings and rankings, quotes and charts.

To broaden its audience appeal, the CBS.MarketWatch.com Web site has other specialized content areas targeting novice, as well as sophisticated investors, including:

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
  Third-Party Products. We also distribute products and services from some of the leading names in research and news. We receive a portion of any revenue generated from the sale of these products or services, however, to date, we have not received material revenue from these sources. Our reporters and editors also use information provided by these services in our daily news coverage.
  Marketplace. We have established partner relationships with companies such as quickquote.com, Multex, and iplace to correspond with our users' interests and needs. Our Marketplace section aggregates tools for determining mortgage rates, obtaining credit or credit reports and obtaining insurance quotes. In addition to a flat fee, we receive a portion of any revenue generated from the sale of these products or services however, to date we have not received material revenue from these sources.

Data and Analytic Tools

We offer a variety of data and analytic tools which, together with our other real-time news and programming, are designed to provide a "one-stop-shop" for the financial and business needs of our audience. These include the following:

  Securities Price Quotes. Using data gathered and packaged for online use by Data Broadcasting Company customers, our Web properties provide stock quotes from all major United States stock markets. These quotes are offered on a minimum delay of 15 minutes in the United States in accordance with exchange rules, and of varying periods from foreign markets. All intra-day data on the site are provided by Standard and Poors Comstock. All data related to post market activity is provided by IDC. Users can also subscribe to real-time quote services, MarketWatch RT and MarketWatch Live, through the CBS.MarketWatch.com Web site. Through these stock quote pages, our audience can link to other valuable information about a particular company, including related MarketWatch.com news stories, stories from other news services, summaries of SEC filings and annual reports, summaries of analysts' reports and a variety of fundamental and technical information about the company's stock. The CBS.MarketWatch.com Web site also provides information as to various market and industry indices, commodity contracts and currency exchange rates.
  Historical Charts. Our BigCharts.com destination site is a leader in historical stock price charting. The charting technology is also incorporated in the CBS.MarketWatch.com site to complement securities price quotes and is often used in the design of our editorial content.
  Portfolios. The CBS.MarketWatch.com Web site has a sophisticated portfolio tracking service which offers a variety of features, including the ability to:

- Track up to 200 ticker symbols in multiple portfolios;

- Access portfolios from any computer with internet access;

- Track options, mutual funds and stocks on all major U.S. and select international exchanges;

- Automatically update portfolio price views every five minutes;

- Monitor short and long positions;

- View transaction history and capital gains reports and;

- Download portfolio reports for use in spreadsheets, providing a wider set of choices for record keeping.
  Data. Our Web sites offer a wide variety of data including trading volume and dollar volume information, corporate share repurchases, industry and customized local CBS affiliate indices, stock split information and other data related to global and currency markets.

Community Features

We believe that providing a place for our audience, financial journalists and experts in the financial world to meet and share ideas about investing will help increase brand awareness, motivate users to return to the CBS.MarketWatch.com Web site frequently and encourage our audience to spend more time on our Web site. Additionally, because we have integrated and will continue to build links to related news, market data and charts offered throughout our service, community members will be able to gravitate towards others who share their specific interests, enabling them to create niche user groups which can be targeted with relevant marketing campaigns and transaction opportunities. In addition, because we integrate other content, such as personal finance and broadband features, community members will be exposed to other areas of the site, increasing the awareness of the breadth of our programming and other services. We believe that the personal and interactive nature of communicating with others who share similar interests will help generate an affinity for the community and increase our brand loyalty.

Our array of communication tools provides our audience with the means for communicating in affinity group message boards. To participate and assist us in targeting advertising, users must complete a registration form and provide demographic information about themselves.

Our community-building efforts are centered on strengthening audience loyalty, increasing page views across all areas of our site, and providing opportunities for premium sponsorships, such as sponsoring moderated chat events.

Financial Times MarketWatch.com Joint Venture

To increase our international reach, in January 2000, we signed a joint venture agreement with The Financial Times Group, a European provider of business news and analysis, which is part of Pearson plc, the parent company of Pearson Overseas Holding, Ltd., one of our principal stockholders. Our joint venture Web site, FTMarketWatch.com, which launched in the second quarter of 2000, provides free, real-time financial and market news to Europe's rapidly growing communities of individual investors. The site aims to capture the expanding market of European individual investors who make their investment decisions online or look to the Internet for quick, market-oriented news. The tone and content of the site have a strong focus on European companies in the telecommunications, Internet, media and electronic commerce sectors, as well as the United Kingdom mutual funds market. The site was launched initially in English and is currently available in German as well.

Under the terms of our joint venture agreement, The Financial Times Group advertises and markets the site through its European network of business newspapers and Web sites and we supply the technology and infrastructure for the site. The site has its own dedicated team of journalists and extensive links to related stories and content on CBS.MarketWatch.com and FT.com, a financial Web site of The Financial Times Group.

Advertising Sales

We are focused on providing our advertisers with a large, demographically desirable audience. We believe that our Web sites attract users who as a group are more affluent and better educated than users of many other Web sites and therefore represent an attractive medium for companies that advertise and engage in commerce over the Internet. Advertisements are displayed throughout our Web sites, including when a user enters the service, reviews a news story or accesses a quote, portfolio or chart. Advertising revenues represented 65%, 72% and 73% of our net revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

We currently derive, and expect to continue to derive revenue from advertising sales. Our sales force seeks to provide advertisers unique advertising positions and creative advertising solutions. We offer a variety of advertising options that may be purchased individually or in packages such as run of site, run of network, targeted advertising and sponsorships. Our portfolio of Web properties offers advertisers a strong, consistent brand with the opportunity to target their campaigns on the site of their choice or run a campaign across our network of Web sites. A selection of advertising options we currently offer are:

  Run of Site or Run of Network. Run of site advertisements are banner advertisements that rotate on a random basis throughout CBS.MarketWatch.com. Run of network ads rotate through our network of Web properties, appealing to advertisers seeking to establish general brand recognition across MarketWatch.com's audience. Run of site and run of network rotations are typically sold in blocks of 1,000 impressions and generally are sold with a minimum of 100,000 guaranteed impressions over the life of the advertising contract.
  Targeted Advertising. Targeted advertisements are banner advertisements that are displayed when a user browses through specific news and quote pages, allowing advertisers to target users based on ticker symbols requested or based on specific areas of interest by advertising on particular columns. Advertisers can also deliver their advertisements by region or country, time of day, frequency of use, Internet service provider, type of operating system or browser. Like run of site and network advertisements, targeted advertisements are sold in blocks of 1,000 impressions. Due to the greater selectivity of the audience and because users typically spend more time on news pages than on quote pages, our current rate card cost per thousand, or CPM, for targeted advertisements is generally higher than for run of site rotations. In order to enhance the effectiveness of targeted ads, we have established and continue to build a database of our registered users through an email newsletter and securities portfolio tracking service.
  Sponsorships. Sponsorships allow advertisers to gain maximum exposure by featuring a variety of advertising solutions on specific pages, areas and columns. For example, a client may choose to purchase an exclusive presence on a particular column where windows with rich media advertising are centered strategically on the page. Rich media advertising can provide multiple navigation points within the window or allow interactive opportunities ranging from simple branding to submitted registration, all without leaving the CBS.MarketWatch.com Web Site. Sponsorships are typically sold for a monthly fee over the life of the contract or within a larger long-term agreement that includes other advertising components such as general run of network advertisements or targeted banner and button positions.
  Content Sidebars. We also offer fixed location bars, or content sidebars, on selected high-traffic pages to provide advertisers with greater visibility in order to feature an advertiser's content, information or tools. We typically charge premium rates for the placement of these content sidebars. Content sidebars can also be sold as part of a sponsorship arrangement.
  Animated Headers. The animated header is a scrolling, image that is integrated into the CBS.MarketWatch.com header on the top of the page. This unique creative opportunity has attracted premiere advertisers and resulted in higher click through rates for their advertising campaigns.

Our direct sales force consists of more than 30 specialists. We depend on our sales force to sell advertising on our Web sites. This involves a number of risks including:

  Our sales personnel have, in a number of cases, only worked for us for a short period of time;
  Our ability to hire, retain, integrate and motivate sales and sales support personnel;
  The length of time it takes new sales personnel to become productive; and
  The competition we face from other companies in hiring and retaining sales personnel.

Our business will be adversely affected if we do not develop and maintain an effective sales force. We believe that having an internal direct sales force allows us to better understand and meet advertisers' needs, increase our access to potential advertisers and maintain strong relationships with our existing advertising clients. Our in-house sales staff includes experienced Internet sales personnel as well as those from traditional media. Our staff develops and implements our advertising strategies by creating value-added packages for advertisers from the wide range of news columns, editorial opinions and other tools and information on our Web sites, including identifying strategic accounts and developing presentations and promotional materials and building relationships with advertising buyers. DoubleClick provides advertising management and delivery services for our Web sites and provides advertisers with reports describing the delivery of their advertisements.

During 2000, we increased the number of advertisers from industries other than financial services. This diversity has increased our client base and our advertising revenue. If we do not continue to attract advertisers from other industries, our business could be adversely affected.

Our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenue would be adversely affected if we fail to maintain a desirable medium for on-line advertising.

Licensing Sales

Our licensing business focuses on business-to-business relationships with partners of all sizes to generate fee revenue, as well as distribution and branding opportunities. We license interactive stock charting and research tools, along with news and editorial content from the MarketWatch.com newsroom and third party news providers. Our clients include a wide variety of Internet website operators, with a particular focus on companies in the banking, brokerage, publishing and financial services industries. For the years ended December 31, 2000, 1999 and 1998, licensing revenue accounted for 29%, 21%, and 18%, respectively, of total revenue.

Our licensing sales and development group works to provide customized solutions for businesses that want to seamlessly integrate financial charting, analytic tools and content into their Web site. Our clients may choose to purchase individual products or to work with our designers and developers to create web content that incorporates multiple products throughout their site. We believe our investment in creating broad content relationships with industry- leading financial organizations, such as The Wall Street Journal Interactive, E*Trade, Fidelity, Ameritrade, Datek, Merrill Lynch Online, The Street.com and Charles Schwab, provides us with a unique opportunity to leverage our financial content and technical infrastructure to deliver multiple revenue streams. Our content is generally identified as our own on all of our licensing partners' Web sites.

In September 2000, we made our print debut as the primary financial news provider for the Daily News Express, an evening commuter publication of the New York Daily News. We more than doubled the audience for our print content in November 2000 by becoming the primary financial news provider for the new San Francisco Examiner.

We intend to pursue licensing revenue from new and existing clients as we seek to grow these revenues in absolute dollars. However, as our largest clients generate a significant percentage of our licensing revenue, our revenue will decrease if they choose not to continue to license our services.

Broadcast

To increase our brand awareness and audience reach we began producing a nationally distributed television program, CBS MarketWatch Weekend, in September 1999. The half-hour show was airing weekly on 131 stations as of December 31, 2000. The show's content is determined by the top stories of the week. Segments produced for CBS MarketWatch Weekend are included on our Web site to attract broadband viewers and also appear on AOL Plus and Yahoo Finance Vision.

Other television reporting includes contributions to CBS The Early Show, CBS Saturday Early Show, CBS Evening News and CBS Newspath, which supplies CBS News video to over 200 CBS-affiliated television stations for use in their news programs. We do not receive any payments from CBS for this reporting. However, all reports delivered by our correspondents are identified as our reports. Our correspondents file these reports or provide services to CBS which we believe helps to strengthen our brand awareness. We do not have a formal agreement with CBS with respect to all of our correspondents who provide reports to CBS or its affiliates. Therefore, there can be no assurance that these services will continue in the future.

We also produce radio reports from our Washington, D.C. bureau for distribution to154 stations as of December 31, 2000 by the Westwood One Radio Network. Our contract with Westwood One provides us revenue based on a pre-determined revenue share schedule and requires contribution of content by us and distribution and marketing services by Westwood One. We intend to continue to expand our television and radio distribution and leverage content created for these media to add broadband features to our destination sites.

Strategic Relationships

We believe that our strategic relationships with our principal stockholders, CBS and Pearson, allow us to differentiate the CBS.MarketWatch.com Web site as the preeminent brand for real-time business news and financial programming on the Web.

CBS

CBS Name and Logo. In connection with our formation in 1997, we entered into a license agreement, which was subsequently amended and restated, under which our Web site was renamed "CBS.MarketWatch.com" and we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the CBS.MarketWatch.com Web site during this period. This agreement will expire on October 29, 2005. Under the terms of the amended and restated license agreement, we pay CBS a percentage of gross revenues generated by the CBS.MarketWatch.com Web site. The agreement is subject to termination if competitors of CBS acquire specified amounts of our common stock or in other specific circumstances.

Advertising. Under the terms of the contribution agreement as amended by the stockholders agreement, CBS has agreed, subject to certain limitations, to provide us an aggregate rate card amount of $30.0 million in rate card advertising and on air promotions during the period from October 29, 1997 through October 29, 2002. The $30.0 million contribution was delivered in full by June 30, 2000. Under the terms of the stock purchase agreement that was entered into with CBS in March 2000, CBS agreed to provide an additional $30.0 million in advertising during the period from March 1, 2000 through May 5, 2002. The timing and placement of these advertisements and promotions are subject to CBS's discretion. CBS could discontinue promoting us in the manner that it currently does. CBS also makes no guarantees to us as to the demographic composition or size of the audience that views these advertisements or promotions. This advertising and on-air promotion, as well as our association with the CBS brand, are important elements of our strategy to increase our brand awareness. This obligation will terminate if our license agreement terminates. As of December 31, 2000, CBS had delivered $38.5 million rate card amount of promotion and advertising under these commitments.

Reporting. We believe we have increased and will continue to expand our brand awareness by providing financial news reports for CBS News and CBS Radio. Our New York City-based bureau is located in CBS facilities and frequently works with CBS News staff to generate stories for distribution over the CBS broadcast network. We file three market reports each day on CBS Newspath, which supplies CBS News video to over 200 CBS affiliated television stations for use in their news programs. Our correspondents also file customized daily reports to major CBS affiliates via satellite links, produce weekly reports for the CBS Saturday morning television show, produce periodic weekly reports for the CBS Evening News and contribute a daily report to The Early Show on the CBS network. We do not receive any payments from CBS for this reporting. However, all reports delivered by our correspondents are identified as MarketWatch.com reports to strengthen our brand awareness. We have no formal agreement with CBS with respect to any of our correspondents who provide reports to CBS or any of its affiliates. Therefore, we cannot be assured that these services will continue in the future.

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

We would need to change the name of our Web site and devote substantial resources towards building a new brand name if our agreement with CBS was terminated or not renewed. This agreement also has a number of risks associated with it. CBS can require us to remove any content on our Web site that it determines conflicts, interferes with or is detrimental to its reputation or business or for certain other reasons. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of its television news content on our Web sites. Because of these restrictions, we may not be able to perform our desired marketing activities.

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

Pearson/DBC

Initial Contribution by DBC. At our formation, Data Broadcasting Corporation, or DBC, contributed certain assets related to its DBC Online/News Business that had been operating as departments within DBC since October 1995. In addition, DBC assigned to us agreements for advertising and content, portions of its award-winning Web site, dbc.com, and its related trademarks, including "MarketWatch" and the MarketWatch.com Internet domain name. DBC is now a majority-owned subsidiary of Pearson DBC Holdings Inc., an affiliate of Pearson Overseas Holdings, Ltd., one of our principal stockholders.

Data and Hosting. Pearson currently provides delayed financial data to us at no charge. It also provides real-time financial data to us for dissemination to subscribers of certain of MarketWatch.com subscription services in exchange for a percentage of the subscription fee.

Payments for News. Under an amended and restated services agreement, Pearson also pays us through October 2002 a monthly per-subscriber fee for delivery of our news to all DBC subscribers, other than certain commercial subscribers, with a minimum payment of $100,000 per month.

Non-Competition Provisions. Through October 29, 2005, Pearson has agreed that it will not:

  Sell advertising on a Web site that primarily delivers financial news and comprehensive stock quotes; or
  Use the Internet to sell, or authorize another to sell, real-time snap quotes to individual subscribers.

Although the stockholders' agreement among us, CBS and Pearson contains certain non-competition provisions, these provisions have certain exceptions and do not provide for an exclusive relationship.

If Pearson fails to provide delayed financial data satisfactorily, we would be required to perform these services ourselves or obtain these services from another provider. Replacing these services could cause us to incur additional costs. We may not be able to replace these services on commercially reasonable terms or, if we choose to perform these services ourselves, we may not be able to perform them adequately. During any such transition, our services could be disrupted for an indefinite period of time and, as a result, we could lose a substantial number of users and advertisers.

Control by CBS and Pearson

Current Ownership

Following our initial public offering in January 1999, CBS and DBC each owned approximately 38% of our outstanding common stock. In March 2000, CBS and DBC each purchased additional shares of our common stock and each then held approximately 32% of our outstanding common stock. In February 2000, DBC completed a merger with an affiliate of Pearson plc. Upon the closing of the merger, the affiliate of Pearson acquired approximately 60% of the outstanding common stock of DBC. In January 2001, DBC sold its shares of our common stock to Pearson Overseas Holdings Ltd., an affiliate of Pearson plc. As of March 1, 2001, CBS and Pearson each owned approximately 34% of our outstanding common stock.

Corporate Governance

CBS and Pearson each have certain rights to nominate representatives on our board of directors generally based upon the percentage of our voting securities that they hold. Currently, CBS and Pearson have four and three representatives, respectively, serving on our board. If we issue voting securities, or securities convertible into or exchangeable for voting securities in the future, subject to certain limitations, CBS and Pearson will each have the right to purchase securities from us so they can maintain their respective percentage ownerships. In addition, if either CBS or Pearson desires to transfer any shares of common stock held by it, the other party will have a right of first refusal to purchase all or a portion of those shares, subject to certain exceptions. As a result of their share ownership and other rights, CBS and Pearson collectively can control our management and affairs, elect a majority of our board of directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

If a competitor of CBS directly or indirectly acquires more than 30% of the voting power of Pearson or substantially all of Pearson's assets at a time when Pearson beneficially owns at least 10% of our outstanding common stock, CBS may within 45 days either:

  Purchase all of our securities held by Pearson; or
  Require Pearson to place these securities in a trust, which would then dispose of the securities with a view to maximizing the sale price while disposing of such shares as promptly as reasonably practicable.

Pearson would forfeit its board representation in either event. We cannot predict which option, if any, CBS would elect in such an event.

Marketing and Distribution

We have established and are planning to maintain our brand as the Web's leading provider of business and financial news. CBS has agreed to provide the CBS.MarketWatch.com Web site with promotion and advertising with an aggregate rate card amount of $21.5 million available from January 2001 through May 2002. This promotion and advertising will be carried or displayed on CBS Television Network programming, programming on CBS owned-and-operated television and radio stations and/or banner advertising on CBS Web sites. These advertising placements may take the form of 30-, 15- or 10-second commercial units, on-air mentioning of our Web site, billboards, banner advertising and/or in credit rolls or sign-offs, with CBS having broad discretion as to the type and manner of placement. As of December 31, 2000, CBS had delivered $38.5 million rate card amount of promotion and advertising.

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

We use journalists' appearances on CBS Television and Radio news broadcasts and on certain affiliate station broadcasts to highlight the CBS.MarketWatch.com Web site and increase the association of the Web site with CBS. When making appearances, our journalists are identified with the MarketWatch brand. The CBS MarketWatch Weekend television show was launched in September 1999. As of December 31, 2000, the program was aired on 131 stations. The CBS.MarketWatch.com Web site is also linked from the Web sites of CBS owned and operated, as well as affiliate, television stations. Each time a user at these Web sites clicks on the "Finance" section, he or she receives a graphic or story from the CBS.MarketWatch.com Web site and a direct link to the CBS.MarketWatch.com Web site. We also have an agreement with Westwood One to distribute our content over the Westwood One Radio Network. As of December 31, 2000, we produced radio reports for distribution to 154 stations across the country.

In addition to our CBS-related promotional activities, we advertise on heavily trafficked Web sites, such as Yahoo! and AOL, and conduct a variety of other marketing and public relations programs and paid advertisements in print publications and participation in personal finance, online journalism and Internet-related conferences. Having obtained brand awareness, we intend to reduce advertising and marketing expenditures from their historical levels.

We have entered into a number of distribution relationships to enhance our brand name recognition and audience reach. Key distribution relationships include:

  Yahoo!, Inc. Since 1999, Yahoo! Inc. has indexed certain of the CBS.MarketWatch.com news headlines in the finance section of Yahoo! with links to the CBS.MarketWatch.com Web site for certain slotting fees, advertising buys and payment per click to our web site. In addition, we have agreed to advertise on Yahoo! with minimum purchases of $1.5 million over a twelve-month period beginning in January 2001.
  America Online. In September 1999, we entered into a three-year distribution agreement with America Online, Inc., or AOL, to be the premiere provider of business and financial news for AOL's network including its proprietary service, AOL.com, CompuServe and Netscape. Under the agreement, we created a co-branded site that enables AOL users to access our content and investment management tools through the AOL personal finance channel. We have also collaborated with AOL in sales and marketing efforts. In January 2001, America Online and Time Warner Inc. merged operations. Time Warner Inc. owns CNN, which operates the CNN/fn Web site, one of our competitors. Although our AOL agreement stipulates a guaranteed number of impressions on AOL's network, we are uncertain as to the future of our relationship with AOL. If we are not able to meet our expectations for page views from the co-branded Web site, our revenue could be adversely affected. As of January 1, 2001, we are committed to paying $3.8 million to AOL over the next two years in fulfillment of the agreement.
  Quicken.com. Since Intuit has been displaying certain of our news columns and features in portions of its Quicken.com Web site, we receive a share of any revenues from the sale of advertising on the Quicken.com pages that display this content. In addition, Quicken.com has indexed certain news headlines from us in their quote lookup section. We have agreed to pay Quicken a fee per click to our web site.
  Wireless applications. We are continuing to build our cross-channel presence. In addition to our broadcast, radio, web and print presence, we are further strengthening our content and distribution strategy by leveraging the growth potential of wireless data services and online advertising spending. We have entered into strategic partnerships in the wireless arena with Sprint, AT&T, ClearNet, Palm, Omnisky, and AvantGo. Our wireless presence coupled with our traditional and online media assets, further extends our distribution and branding, as well as presenting advertisers with integrated campaigns across platforms that include access to the cellular phone, personal digital assistant, and pager. We currently offer advertising and sponsorships as well as content licensing agreements.

We believe that these types of distribution relationships are important to our continued growth and to increase our exposure to our target audience. We expect to continue to aggressively pursue additional distribution relationships.

Subscription Services

While substantially all of the programming available on the CBS.MarketWatch.com Web site is currently free of charge, the CBS.MarketWatch.com Web site offers subscription-based third-party financial data services which are targeted at sophisticated investors. These services are currently created and provided by DBC on a non-exclusive basis under a revenue sharing arrangement. We act as DBC's sales agent with respect to certain DBC services in exchange for a fee for new subscribers obtained through the CBS.MarketWatch.com Web site. The DBC services include MarketWatch RT, a browser-based, real-time financial data service providing on demand real-time quotes from the American and New York Stock Exchanges and NASDAQ, and MarketWatch LIVE, a Windows-based, real-time financial data service providing "streaming" real-time quotes over the Internet from all major U.S. equity and futures exchanges.

Our Web site also offers, for a fee, third-party financial data and other services through external Web sites, such as Hoover's, Inc., which provides company profiles, or Baseline, which provides company research reports. We receive a portion of the revenue from the sale of these products or services through the CBS.MarketWatch.com Web site.

We do not currently and, in the future do not intend to, derive a material amount of revenue from these services.

Infrastructure, Operations and Technology

The CBS.MarketWatch.com Web site, the BigCharts.com Web site, and substantially all content licensing business are hosted in our primary data centers in Minneapolis, Minnesota (in our Minneapolis office), in New York, New York (co-location with AT&T) and Redwood City, California (co-location with AT&T). We operate multiple Web servers that run Microsoft Windows 2000 operating systems and use Microsoft Internet Information Server.

Internet access in the Minneapolis data center is provided by Onvoy, UUNet, GE Internet, AT&T, Cable & Wireless and Winstar. Internet access in the New York and Redwood City data centers is provided by AT&T. The computer equipment used to operate our Web sites at all facilities is powered by multiple uninterruptible power supplies.

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

We are continually developing new and enhanced services, tools and features. We also use third-party technology for certain of our services and tools. In the past, our Web sites have experienced significant increases in traffic when there are significant business or financial news stories. In addition, the number of our users has increased over time and we are seeking to further increase our user base. Therefore, our Web sites must accommodate a high volume of traffic and deliver frequently updated information. Our Web sites have in the past and may in the future experience slower response times and other problems for a variety of reasons.

Our business relies on our ability to serve Web pages in a consistent and timely manner. If the traffic on our Web sites grows at a rate that our current communication lines cannot support, our pages will be served at a slower rate or we will be unable to serve pages at all. We also rely on certain third-party providers for a significant amount of our current bandwidth capacity. If these providers are unable to maintain their service level agreements, or we are unable to obtain additional bandwidth as our traffic grows, our business would be adversely affected.

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
  General purpose consumer online services such as AOL and Microsoft Network, each of which provides access to financial and business-related content and services;
  Web sites targeted to business, finance and investing needs, such as TheStreet.com and Motley Fool; and
  Web search and retrieval and other online services, such as Excite@Home, Lycos, Yahoo!, and other high-traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance-related Web sites.

We anticipate that the number of direct and indirect competitors will increase in the future. This could result in price reductions for our advertising, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect our business, results of operations and financial condition.

We believe our programming and content compare favorably with our competitors, as many of them do not primarily provide real-time coverage by experienced journalists. However, many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases, higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, there can be no assurance that they will not develop services that are equal or superior to ours or that achieve greater market acceptance than our offerings. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could seriously harm our business, results of operations and financial condition.

We also must compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. We would lose revenue if the Web is not perceived as an effective advertising medium. As a result, there can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Potential Competition from CBS and Pearson

Although our agreements with CBS and Pearson contain limited non-competition provisions, these provisions have exceptions and do not provide for exclusive relationships. For example:

  CBS could license its name and logo to other Web sites or internet services that deliver general news, sports and entertainment. These sites or services could also offer financial news, as long as delivering comprehensive stock quotes and financial news to consumers in the English language is not their primary function and their principal theme and format;
  Pearson may provide hosting services to other Web sites;
  Pearson could also establish an advertising-supported Web site that does not have as its primary function and its principal theme and format the delivery of financial news and stock quotes;
  CBS or Pearson could license their respective content to other Web sites or Internet services; or
  CBS or Pearson could make certain investments in other Web sites or Internet services.

Any of these could adversely affect us. For example, these sites or services could compete with us or CBS and Pearson might promote these other sites or services more actively than they promote our Web sites.

Intellectual Property

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect our intellectual property, such as our content, trademarks, trade names and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the content on our Web sites or our other intellectual property without authorization. There can be no assurance that these precautions will prevent misappropriation or infringement of our intellectual property. A failure to protect our intellectual property in a meaningful manner could seriously harm our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have an adverse effect on our business, operating results and financial condition.

We license the CBS logo, name and certain news content from CBS pursuant to the amended and restated license agreement. This agreement could terminate in certain circumstances and also involves a number of other risks.

We also use certain licensed technology, data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software or content infringes any person's proprietary rights. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms if at all. In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services, such as certain of the community features we may introduce. There can be no assurance that any such licenses will be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business, results of operations and financial condition.

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

Employees

As of December 31, 2000, there were 259 employees dedicated full time to our business, 53 of these personnel worked in product and content development, 70 in sales and marketing, 85 in editorial, 17 in Web site operations and 34 in administration. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. Although we have employment agreements with some of our key executives, none of our personnel are bound by an employment agreement that prevents such person from terminating his or her relationship at any time for any reason. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulties in attracting new personnel. There can be no assurance that we will successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

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
  Fluctuations in traffic levels on our Web sites, which can be significant as a result of business and financial news events;
  Weakening demand for advertising on our Web sites as well as on the Web in general;
  Reductions in rates paid for Web advertising resulting from softening demand, competition or other factors;
  Changes in demand for licenses of our technology and news;
  The ability to develop new services, including broadband services and tools;
  The success of our joint venture in Europe with the Financial Times Group;
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
  The level of Web usage;
  Competitive factors;
  Technical difficulties or system downtime affecting the Web generally or the operation of our Web sites; or
  Economic conditions specific to the Web as well as general economic conditions.

We have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses to continue for the foreseeable future as we intend to increase our operating expenses to grow our business.

Over time, our revenues have come from a mix of advertising, content licensing, broadcasting and subscription service fees. However, we expect to be substantially dependent on advertising revenues for the foreseeable future. Our revenue has grown more slowly than we expected during the past quarter due to decreased spending by companies on Web advertising together with increasingly uncertain economic and market conditions. We expect our quarterly revenues and operating results to be particularly affected by the changes in the level of our advertising revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues, particularly advertising revenues, than we expect, we may not be able to quickly reduce our spending in response. In addition, we have and will expect to continue to increase our operating expenses to grow our business. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. We believe that web advertising sales follow the same seasonal patterns as those in the traditional media, and therefore, we have experienced and should continue to experience lower advertising revenues in the first and third calendar quarters of each year. Furthermore, traffic levels on our Web sites typically fluctuate with the occurrence of significant events in the business and financial news, such as fluctuations in the stock markets, which could cause changes in our audience size.

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand For Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. We and other Web advertisers have recently experienced softening in demand of our advertising services due to decreased spending on Web advertising by companies and due to general uncertainty in the economy. We expect this reduced demand to continue in the future which will cause our advertising revenue to be lower than we expected. This would substantially harm our business and could result in a decline in the trading price of our common stock.

Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy and may find it more difficult to measure the effectiveness of web advertising. In addition, our advertising packages are sold in campaigns ranging from less than 2 weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to offer a desirable opportunity for on-line advertising.

Because No Standard has been Widely Accepted to Measure the Effectiveness of Web Advertisements, Changes in Current Pricing Models would Seriously Harm Our Operating Results.

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

We Depend on Our Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships and continue to pay significant fees to maintain these type of relationships.

Occasionally, we enter into agreements with advertisers, content providers or other high-traffic Web sites that require us to exclusively feature these parties in certain sections of our Web site. Existing and future exclusivity arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other strategic relationships. Many companies we may pursue for a strategic relationship also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be adversely affected if we do not establish and maintain additional strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our Web sites.

We Depend on License Revenues, And If License Revenues Were To Decline, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from licensing of our content for the foreseeable future. License revenues depend on new customer contracts and customer contract renewals and could decrease if new business is not found or customers choose to renew for lesser amounts, terminate early or forego renewal. A significant amount of our license revenue is earned from brokerages and financial service companies. The amount of license revenues depends on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenue could also be limited as there are a limited number of brokerages and financial service companies. In addition, certain license contracts guarantee the performance of our web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

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

If We Don't Expand Our Operations Successfully, Our Business Will be Harmed

We believe that we will need to expand our business and operations in order to support our business. This expansion is likely to continue to place a significant strain on our resources. As we grow, we may need to implement new operational systems, procedures and controls. If we are unable to accomplish any of these, our business could be adversely affected.

We Must Develop New and Enhanced Services and Features for Our Web Sites

We believe that our Web sites will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable users. Accordingly, we intend to introduce additional or enhanced services in the future in order to retain our current users and attract new users. If we introduce a service that is not favorably received, our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

We may also experience difficulties that could delay or prevent us from introducing new services. Furthermore, these services may contain errors that are discovered after the services are introduced. We may need to significantly modify the design of these services on our Web site to correct these errors. Our business could be adversely affected if we experience difficulties in introducing new services or if users do not accept these new services.

In February 2001, we launched a new version of our CBS.MarketWatch.com Web site with enhanced navigation, new news and personal finance sections and additional tools. Our business could be adversely affected if the new design of our site and additional services are not accepted by users or if the site does not perform as intended or to an acceptable level.

We Depend on the Continued Growth in Use of the Web, Particularly for Financial News and Information

Because we expect to depend substantially on advertising revenue for the foreseeable future, our business depends on businesses and consumers continuing to increase their use of the Web for obtaining news and financial information as well as for conducting commercial transactions. Our advertising revenue and therefore our business would be adversely affected if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, such as:

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

Unauthorized Break-Ins to Our Site Could Harm Our Business

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have recently experienced attacks from "hackers" and other intrusions. Any actions like these may harm us and may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our site.

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

We Could Face Liability Related to Our Storage of Personal Information About Our Users

We have a non-disclosure policy displayed on our Web sites. Our policy is not to willfully disclose any individually identifiable information about any user to a third party without the user's consent. This policy is accessible to users of our personalized services when they initially register. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if federal and state agencies chose to investigate our privacy practices.

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

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During 2000, the closing sale prices of our common stock on the NASDAQ National Market ranged from $1.84 to $45.00. As of March 20, 2001, the closing sale price was $4.03. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Item 2. Properties

Our principal administrative, sales, marketing and news facilities are located in approximately 24,000 square feet of office space in San Francisco, California, leased from CBS. This lease expires in March 2008. Our engineering, development, and licensing sales groups are based out of 20,000 square feet of leased space in Minneapolis, Minnesota. We also have data centers in Minneapolis, New York and Redwood City, California. Any system failure at these locations could lead to interruptions, delays or cessations in service to users of the Web sites, which could have a material adverse effect on our business, results of operations and financial condition.

Item 3. Legal Proceedings

We were not a party to any significant legal proceedings at December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

On December 21, 2000, we held a special meeting of our stockholders. At the meeting, our stockholders approved the proposal described below. We solicited proxies pursuant to Regulation 14A under the Securities and Exchange act of 1934. As of November 3, 2000, the record date for the special meeting, there were 16,541,403 shares of common stock entitled to vote, of which 14,843,275 shares of common stock were present in person or by proxy voted at the meeting.

  Proposal to approve the adoption of 2000 Employee Stock Purchase Plan.

For Against Abstain Broker Non-Votes	14,381,741 457,809 3,725 -

Item 4A. Executive Officers

The following table sets forth certain information regarding the executive officers of MarketWatch.com as of April 2, 2001:

             Name               Age                    Position
------------------------------ ----- ---------------------------------------------
Larry S. Kramer...............   50  President, Chief Executive Officer and
                                     Chairman of the Board of Directors
Joan P. Platt.................   47  Chief Financial Officer and Secretary
Thom Calandra.................   44  Editor-in-Chief and Executive Vice
                                     President of News
William Bishop................   32  Executive Vice President, Business &
                                     Product Development
Scot McLernon.................   43  Executive Vice President of Advertising Sales
Scott Kinney..................   39  Executive Vice President of Licensing Sales
Michele Chaboudy..............   54  Vice President of Marketing

Mr. Kramer served as President, Chief Executive Officer and a member of the Board of Directors of MarketWatch.com since October 1997. On November 15, 1999, Mr. Kramer was elected Chairman of the Board. From February 1994 until October 1997, Mr. Kramer served as Vice President for News and Sports of Data Broadcasting Corporation. Mr. Kramer spent more than twenty years in journalism, including serving as a financial reporter, Metro Editor and Assistant Managing Editor of The Washington Post, and most recently serving as Executive Editor of the San Francisco Examiner. He has been a recipient of National Press Club, Gerald E. Leob and Associated Press Awards. During Mr. Kramer's tenures at The Washington Post and the San Francisco Examiner, his staffs at each paper won a Pulitzer Prize. Mr. Kramer serves as a member of the Board of Directors of American Information Company, which conducts an auto buying service under the name "Consumers Car Club" through its carclub.com Web site. Mr. Kramer holds a B.S. degree in Journalism from Syracuse University and an M.B.A. degree from the Harvard Business School.

Ms. Platt joined MarketWatch.com as Chief Financial Officer in December 1999. From May of 1999 through November 1999, Ms. Platt was Chief Financial Officer of Indus International, a provider of enterprise asset management software. From April 1996 to April 1999, Ms. Platt served as Chief Financial Officer for Splash Technologies Holdings, Inc., a Sunnyvale-based international supplier of color servers. Previously, Ms. Platt served a 20-year tenure at Coopers & Lybrand, including 10 years as a partner, where she specialized in high technology companies. Ms. Platt holds a B.S. in business administration from The Pennsylvania State University.

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

Mr. Bishop has served as Vice President of Business Development of MarketWatch.com since the Company's formation in October 1997 and Executive Vice President of Business Development since February 2000. In October, 2000, Mr. Bishop became Executive Vice President of Business and Product Development. From August 1995 until October 1997, Mr. Bishop was employed by DBC, most recently as Director of DBC Online. Mr. Bishop holds a B.A. degree in East Asian Studies from Middlebury College and an M.A. degree in International Economics from Johns Hopkins University.

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

Mr. Kinney has served as Vice President of Licensing of MarketWatch.com since June 1999 and Executive Vice President of Licensing since February 2000. From May 1998 through June 1999, Mr. Kinney was the Chief Operating Officer and Chief Financial Officer for BigCharts Inc. Mr. Kinney joined BigCharts in May 1998, after spending eight years with The Boston Consulting Group (BCG), a strategic management consulting firm. Mr. Kinney holds an undergraduate degree from Dartmouth College, and an M.B.A. from Stanford University.

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Since January 15, 1999, our common stock, par value $.01, has been traded on the NASDAQ Stock Market under the symbol "MKTW". The approximate number of record holders of our common stock as of March 20, 2001 was 291 (although we believe there was a greater number of beneficial owners). We do not intend to pay dividends for the foreseeable future.

The trading price of our common stock has been, and may continue to be, subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to ours, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance.

The following table presents, for the periods indicated, the high and low sales price of our common stock as reported on the Nasdaq National Market.

       Year ended
    December 31, 2000           High        Low
---------------------------  ----------  ----------
First Quarter.............. $    45.94  $    33.06
Second Quarter.............      35.25       13.13
Third Quarter..............      26.88        7.75
Fourth Quarter.............       8.13        1.63

       Year ended
    December 31, 1999           High        Low
---------------------------  ----------  ----------
First Quarter (from
January 15, 1999).......... $   130.00  $    56.00
Second Quarter.............     107.00       45.00
Third Quarter..............      59.75       26.13
Fourth Quarter.............      64.81       36.00

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities, and we do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                                        MARKETWATCH.COM                     DBC ONLINE/ NEWS(1)
                                          ---------------------------------------------  --------------------------
                                                                            Inception
                                                                           (October 29,   January 1,
                                                                              1997)          1997
                                              Years Ended December 31,       Through       Through      Year Ended
                                          -------------------------------  December 31,  October 28,   December 31,
                                            2000       1999       1998         1997          1997          1996
                                          ---------  ---------  ---------  ------------  ------------  ------------
CONSOLIDATED STATEMENT OF
   OPERATIONS DATA
(in thousands except per share data)
Net revenues............................ $  53,907  $  24,935  $   7,027  $        630  $      1,172  $        607
Gross profit............................    32,895     15,034      4,190           482           512           156
Operating expenses......................   121,448     77,324     16,444           563         1,895         2,023
Net loss................................ $ (91,263) $ (60,878) $ (12,413) $        (81) $       (943) $     (1,172)
Basic and diluted net loss
  per share(2).......................... $   (5.83) $   (4.68) $   (1.38) $      (0.01)
Shares used to compute basic
  and diluted net loss per share (2)(3).    15,659     13,004      9,000         9,000

                                                                                             DBC
                                                                                           ONLINE/
                                                       MARKETWATCH.COM                     NEWS(1)
                                          ---------------------------------------------  ------------
                                                                      December 31,
                                          -----------------------------------------------------------
                                            2000       1999       1998         1997          1996
                                          ---------  ---------  ---------  ------------  ------------
CONSOLIDATED BALANCE SHEET DATA
(in thousands)
Cash and cash equivalents............... $  45,356  $   9,500  $     140  $          -  $          -
Working capital (deficit)...............    48,868     18,544     (5,889)          139        (1,502)
Total assets............................   144,240    156,855      4,487           237           409
Advances from DBC(4)....................         -          -      3,946             -         1,644
Total stockholders' equity
  (deficiency)..........................   133,417    149,148     (3,130)          152        (1,320)

___________________

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

(4) Advances from DBC by DBC Online/News at October 28, 1997 were neither paid by the Predecessor business nor assumed by MarketWatch.com.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Business - Factors That May Affect Future Operating Results" in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We completed our initial public offering in January 1999. Prior to our initial public offering, we were a joint venture owned 50% each by DBC and CBS, and were formed as a limited liability company in October 1997. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were re-organized from a limited liability company into a corporation.

Since our formation, we have operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. We sell advertising banners and sponsorships on our Web sites, license our content and tools to electronic brokers, financial publishers and portals, and sell subscriptions to certain DBC products.

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
  DBC provided us with part of our Web site infrastructure and certain operational and administrative services at DBC's cost, as required. DBC's service obligation expires on October 29, 2005. In addition, DBC pays us a monthly, per subscriber fee for delivery of our news to DBC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and May 5, 2002. CBS has delivered $8.5 million of the additional $30.0 million in advertising as of December 31, 2000.

In January 2000, we entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. The joint venture, FTMarketWatch.com, launched in June 2000, and provides free, real-time financial and market news to Europe's rapidly growing communities of individual investors. Under the agreement, we licensed our trademark and technology to the joint venture and contributed certain domain names and 500,000 pounds sterling for a 50% interest in the joint venture. The Financial Times licenses its trademarks for a royalty fee, will provide 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for a 50% interest in the joint venture. In 2000, we contributed an aggregate additional $4.2 million to the joint venture to fund operations in accordance with the agreement.

In January 2001, Pearson acquired Data Broadcasting Corporation's 34.1% stake in MarketWatch.com, Inc.

Our ability to generate significant revenue or reach profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses to continue for the foreseeable future as we intend to increase our operating expenses to grow our business. Because of noncash charges in connection with our acquisition of BigCharts, we also expect to incur net losses. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

                                                Years ended December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------
                                       (in thousands, except per share data)
Net revenues:
  Advertising........................... $   34,952  $   18,033  $    5,115
  Licensing.............................     15,809       5,262       1,285
  Other.................................      3,146       1,640         627
                                          ----------  ----------  ----------
       Total net revenues...............     53,907      24,935       7,027
Cost of net revenues....................     21,012       9,901       2,837
                                          ----------  ----------  ----------
       Gross profit.....................     32,895      15,034       4,190
                                          ----------  ----------  ----------
Operating expenses:
  Product development...................      8,725       4,762       1,468
  General and administrative............     14,211       8,948       3,429
  Sales and marketing...................     47,130      33,430      11,547
  Purchased in-process research
    and development.....................          -         200           -
  Amortization of goodwill
    and intangibles.....................     51,382      29,984           -
                                          ----------  ----------  ----------
       Total operating expenses.........    121,448      77,324      16,444
                                          ----------  ----------  ----------
          Loss from operations..........    (88,553)    (62,290)    (12,254)
   Interest income (expense), net.......      2,285       1,412        (159)
   Loss in joint venture................     (4,995)          -           -
                                          ----------  ----------  ----------
Net loss................................ $  (91,263) $  (60,878) $  (12,413)
                                          ==========  ==========  ==========

Basic and diluted net loss per share.... $    (5.83) $    (4.68) $    (1.38)
                                          ==========  ==========  ==========
Shares used in the calculation of
  basic and diluted net loss per share..     15,659      13,004       9,000
                                          ==========  ==========  ==========

                                                Years ended December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------
                                            (as a percentage of net revenues)
Net revenues:
  Advertising...........................         65%        72%        73%
  Licensing.............................         29          21          18
  Other.................................          6           7           9
                                          ----------  ----------  ----------
       Total net revenues...............        100         100         100
Cost of net revenues....................         39          40          40
                                          ----------  ----------  ----------
       Gross profit.....................         61          60          60
                                          ----------  ----------  ----------
Operating expenses:
  Product development...................         16          19          21
  General and administrative............         26          36          49
  Sales and marketing...................         87         134         164
  Purchased in-process research
    and development.....................          -           1           -
  Amortization of goodwill
    and intangibles.....................         95         120           -
                                          ----------  ----------  ----------
       Total operating expenses.........        225         310         234
                                          ----------  ----------  ----------
          Loss from operations..........       (164)       (250)       (174)
   Interest income (expense), net.......          4           6          (2)
   Loss in joint venture................         (9)          -           -
                                          ----------  ----------  ----------
Net loss................................       (169)%      (244)%      (176)%
                                          ==========  ==========  ==========

Net Revenues

Net revenues are primarily derived from the sale of advertising on our Web sites and broadcast properties and licensing of our charting and news content. Net revenues increased by 116% to $53.9 million for the year ended December 31, 2000 from $24.9 million for the year ended December 31, 1999 and increased 256% comparing net revenues for the year ended December 31, 1999 to the same period in 1998. The increases were due primarily to the increase in the number of ads placed on our Web sites, the increase in licensing revenue associated with the purchase of BigCharts in June 1999 and the introduction of the CBS MarketWatch Weekend television show in September 1999.

The increase in advertising revenues was caused by several interrelated factors, including the following:

  Greater number of advertisers;
  Increase in users of our Web sites and resultant page views with advertisements contained on those pages;
  Increase in inventory available for sale due to the BigCharts acquisition and the formation of strategic relationships such as Yahoo! and AOL;
  Increase in size and productivity of our direct sales force;
  Increased rate card pricing for ad placements; and
  Greater flexibility and sophistication of advertising packages offered to advertisers.

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

The increase in license revenue was caused by several interrelated factors, including the following:

  Increase in the number of licensees;
  Increase in license products available due in part to the BigCharts acquisition; and
  Increased size and productivity of our sales force.

License revenues depend on customer contract renewals and could decrease if customers choose to renew for lesser amounts, terminate early or forego renewal, as well as our ability to obtain new customers. A significant amount of our license revenue is earned from brokerages and financial service companies. The amount of license revenues depends on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenue could also be limited as there are a limited number of brokerages and financial service companies. In addition, certain license contracts guarantee the performance of our web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

Cost of Net Revenues

Cost of net revenues primarily consists of costs related to advertising and news, including compensation, royalties payable to CBS and content providers web site infrastructure costs and costs of serving ads, and costs related to license revenue including communication lines and data fees.

Cost of revenues increased by 112% to $21.0 million for the year ended December 31, 2000 from $9.9 million for the year ended December 31, 1999 and increased 254% comparing the year ended December 31, 1999 to the same period in 1998. Cost of revenues increased due to the addition of news reporters and editors, additional network communications lines, equipment and personnel to accommodate increased traffic on our Web sites and license services, costs to serve advertisements on the site, and royalties paid to CBS. In addition, costs of licensing revenue increased due to the addition of BigCharts in June 1999. As a percentage of net revenues, cost of net revenues were 39% for the year ended December 31, 2000, 40% for the year ended 1999 and 40% in the same period in 1998. Cost of revenues is expected to increase in absolute dollars in the future as a result of increases in the royalties payable to CBS; our intention to increase the number of editorial staff; initial costs in excess of revenues related to broadcast and broadband products; and addition of equipment and bandwidth costs to support increased traffic on our Web sites.

Product Development

Product development expenses primarily consist of license fees for content, compensation for software developers, and expenses for contract programmers and developers. Product development expenses increased by 81% to $8.7 million for the year ended December 31, 2000 from $4.8 million for the year ended December 31, 1999 and increased 220% comparing the year ended December 31, 1999 with the same period in 1998. Product development expenses increased due to increased headcount, the purchase of BigCharts and associated expenses in 1999, and an increase in depreciation expense related to capital expenditures for technology as we developed our Web sites' infrastructure to replace DBC services. As a percentage of net revenues, product development expenses were 16%, 19% and 21% for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease as a percentage of net revenues occurred as net revenues grew more quickly than personnel costs. In absolute dollars, we expect to continue to increase product development expenditures to maintain and enhance our Web sites and product offerings.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, allocations from DBC for administrative services, occupancy and facility costs, professional fees, depreciation charges and bad debt expense. General and administrative expenses increased by 60% to $14.2 million for the year ended December 31, 2000 from $8.9 million for the year ended December 31, 1999 and increased 162% comparing the year ended December 31, 1999 with the same period in 1998. As a percentage of net revenues, general and administrative costs were 26%, 36% and 49% for the years ended December 31, 2000, 1999 and 1998, respectively.

General and administrative expenses increased in absolute dollars due to increased headcount, occupancy, legal and consulting expenses. The absolute dollar level of general and administrative expense is expected to increase in future periods as a result of an increase in personnel and costs to support MarketWatch's larger operations.

Sales and Marketing

Sales and marketing expenses primarily consist of noncash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, distribution costs and compensation to our direct sales force. Sales and marketing expenses increased by 41% to $47.1 million for the year ended December 31, 2000 from $33.4 million for the year ended December 31, 1999, and increased 190% comparing the year ended December 31, 1999 with the same period in 1998. As a percentage of net revenues, sales and marketing expenses were 87%, 134% and 164% for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease as a percentage of net revenues occurred as revenue grew more rapidly than advertising spending and personnel costs.

Sales and marketing expenses increased in absolute dollars due to a number of factors including:

  An increase in the utilization of promotions and advertising contributed by CBS in each of the three years;
  Development of our direct sales force in 1998, growth of our direct sales force in 1999 and 2000 and increased sales commissions from higher advertising sales;
  An increase in purchases of Web banner ads to promote our products and services;
  An increase in purchases of traditional print and broadcast advertising in each of the three years to promote our products and services; and
  An increase in distribution partners and related payments in 1999 and 2000.

We record an expense at the time the in-kind advertising and promotion is provided by CBS under our agreement with CBS based on the rate card value of the advertising. Noncash advertising expense relating to services provided by CBS was $17.4 million, $14.0 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Sales and marketing expenses are expected to continue to decrease in absolute dollars as we plan to leverage our direct sales organization and previous brand-building strategy.

Amortization of Intangibles

In connection with the purchase of BigCharts, MarketWatch paid $157.5 million. Of the purchase price, $200,000 was for in-process research and development, which was expensed in full upon completion of the acquisition in June 1999, and $152.5 million and $3.6 million was allocated to goodwill and intangibles, respectively. Goodwill is being amortized over three years, and intangibles are being amortized over periods ranging from 1.5 to 3.5 years.

Interest Income (Expense)

Interest income of $2.3 million for the year ended December 31, 2000 resulted from income earned on the proceeds from our initial public offering in January 1999, as well as the additional cash contributions by CBS and DBC in May 2000. Interest income of $1.4 million for the year ended December 31, 1999 resulted from income earned on the proceeds from our initial public offering in January 1999. Interest expense of $159,000 for the year ended December 31, 1998 resulted from borrowings from DBC.

Loss of Joint Venture

We recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture. Our portion of the loss was $5.0 million for the year ended December 31, 2000.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily from cash contributed and advanced by DBC and CBS, revenues from advertising and license sales and the proceeds of our initial public offering. At December 31, 2000, cash and cash equivalents totaled $45.4 million compared to $9.5 million at December 31, 1999.

Cash used in operating activities was $12.6 million for the year ended December 31, 2000. The cash used in 2000 was primarily due to a loss of $91.3 million, offset by noncash charges of $17.4 million in advertising provided by CBS, $56.2 million in depreciation and amortization of property and equipment and goodwill and intangibles, and the loss in joint venture of $5.0 million. Significant uses of cash in operations for the year ended December 31, 2000 include costs associated with increased sales and marketing activities to establish and promote our products and services, increase in headcount and related expenses and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

Cash used in operating activities was $19.1 million for the year ended December 31, 1999. The cash used in 1999 was primarily due to a net loss of $60.9 million, offset by noncash charges of $14.0 million for advertising provided by CBS and $32.3 million in depreciation of property and equipment and amortization of goodwill and intangibles. Significant uses of cash in operations for the year ended December 31, 1999 include costs associated with increased sales and marketing activities to establish and promote our products and services and costs of directors, officers' insurance premiums incurred as a result of becoming a public company, and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

Cash used in operating activities was $4.4 million for the year ended December 31, 1998. Significant uses of cash in operations for the year ended December 31, 1998 include costs associated with increased sales and marketing activities to establish and to promote our products and services and increased accounts receivable and deferred offering costs, offset by accrued expenses for the costs of our initial public offering.

Cash used in investing activities was $9.2 million for the year ended December 31, 2000 and consisted primarily of sale of short-term investments, an investment in our joint venture, and capital expenditures. Capital expenditures have generally consisted of purchases of computer hardware and software and leasehold improvements related to leased facilities. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and further increases in capital expenditures are expected in the future.

Cash used in investing activities was $16.5 million for the year ended December 31, 1999 and consisted primarily of the purchase of short-term investments, the purchase of BigCharts and capital expenditures. The BigCharts purchase included a cash payment of $6.0 million to stockholders and financial advisors of BigCharts, and $1.5 million in acquisition costs.

Cash used in investing activities was $1.1 million for the year ended December 31, 1998 and primarily reflects the purchase of property and equipment.

Cash provided by financing activities was $57.7 million for the year ended December 31, 2000 and primarily reflected the proceeds from the additional contribution from CBS and DBC. In May 2000, we issued 1,136,814 shares of the Company's common stock to each of DBC for $43.0 million in cash and the same number of shares to CBS for $13 million in cash and $30.0 million in rate card advertising and promotion over the next two years.

Cash provided by financing activities was $45.0 million for the year ended December 31, 1999 and primarily reflected the proceeds from the initial public offering in January 1999 of 3,162,500 shares of common stock at $17 per share with proceeds of $43.9 million, net of underwriting and offering expenses and the repayment of amounts owed to DBC.

Cash provided by financing activities was $5.7 million for the year ended December 31, 1998, which primarily reflected contributions and advances from DBC.

As of December 31, 2000, commitments under noncancellable operating leases totaled $15.2 million through December 31, 2009. In addition, we have entered into certain agreements with Yahoo!, Inc. and America Online to make payments for advertising and slotting over the next two years. We are also obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site each month through the expiration of the agreement. As of December 31, 2000, we are committed to pay $3.8 million to AOL over the next two years and a minimum of $1.5 million to Yahoo! in 2001. Under our joint venture agreement with the FT, we have a commitment to continue funding our joint venture, FT Marketwatch.com, up to an additional $5.8 million.

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or Pearson elects to maintain its percentage interest pursuant to the exercise of the purchase right under its stockholders' agreements, then CBS or Pearson would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of our common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short-term investments classified as "available for sale". In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our investments mature in less than one year.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of MarketWatch.com, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketWatch.com, Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Francisco, California
January 30, 2001

MARKETWATCH.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                December 31,
                                                           ----------------------
                                                              2000        1999
                                                           ----------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $   45,356  $    9,500
  Investments............................................          -       4,979
  Accounts receivable, net of allowances for bad
     debts of $628 and $280 at December 31, 2000
     and 1999, respectively..............................     11,838       8,073
  Prepaid expenses.......................................      2,497       3,699
                                                           ----------  ----------
          Total current assets...........................     59,691      26,251
Property and equipment, net..............................     10,846       5,035
Intangible assets........................................      1,129       2,683
Goodwill.................................................     72,010     122,840
Other assets.............................................        564          46
                                                           ----------  ----------
          Total assets................................... $  144,240  $  156,855
                                                           ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $    5,810  $    3,948
  Accrued expenses.......................................      4,825       3,415
  Deferred revenue.......................................        188         344
                                                           ----------  ----------
          Total current liabilities......................     10,823       7,707
                                                           ----------  ----------
Commitments (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding........          -           -
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 16,541,403 shares and 13,926,677 shares
     issued and outstanding at December 31, 2000 and
     1999, respectively..................................        166         139
  Additional paid-in capital.............................    319,425     231,746
  Deferred compensation..................................          -        (413)
  Contribution receivable................................    (21,539)     (8,952)
  Accumulated deficit....................................   (164,635)    (73,372)
                                                           ----------  ----------
          Total stockholders' equity ....................    133,417     149,148
                                                           ----------  ----------
          Total liabilities and stockholders' equity..... $  144,240  $  156,855
                                                           ==========  ==========

The accompanying notes are an integral part of these financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

                                                Years ended December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------

Net revenues:
  Advertising........................... $   34,952  $   18,033  $    5,115
  Licensing.............................     15,809       5,262       1,285
  Other.................................      3,146       1,640         627
                                          ----------  ----------  ----------
       Total net revenues...............     53,907      24,935       7,027
Cost of net revenues....................     21,012       9,901       2,837
                                          ----------  ----------  ----------
       Gross profit.....................     32,895      15,034       4,190
                                          ----------  ----------  ----------
Operating expenses:
  Product development...................      8,725       4,762       1,468
  General and administrative............     14,211       8,948       3,429
  Sales and marketing...................     47,130      33,430      11,547
  Purchased in-process research
    and development.....................          -         200           -
  Amortization of goodwill
    and intangibles.....................     51,382      29,984           -
                                          ----------  ----------  ----------
       Total operating expenses.........    121,448      77,324      16,444
                                          ----------  ----------  ----------
          Loss from operations..........    (88,553)    (62,290)    (12,254)
   Interest income (expense), net.......      2,285       1,412        (159)
   Loss in joint venture................     (4,995)          -           -
Net loss................................ $  (91,263) $  (60,878) $  (12,413)
                                          ==========  ==========  ==========

Basic and diluted net loss per share.... $    (5.83) $    (4.68) $    (1.38)
                                          ==========  ==========  ==========
Shares used in the calculation of
  basic and diluted net loss per share..     15,659      13,004       9,000
                                          ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                    Common Stock
                                --------------------
                                                      Additional  Deferred   Contribu-    Accumu-
                                                       Paid-in     Compen-      tion       lated
                                  Shares     Amount    Capital     sation    Receivable   Deficit     Total
                                -----------  -------  ----------  ---------  ----------  ---------  ---------
Balance, December 31, 1997.....  9,000,000  $    90  $   51,925  $          $  (51,782) $     (81) $     152
Cash contribution received
  from DBC.....................                                                  1,782                 1,782
Issuance of compensatory
  stock options to employees...                           1,391     (1,391)
Amortization of deferred
  compensation.................                                        247                               247
Fair value of services
  provided by DBC..............                              50                                           50
Advertising received from CBS..                                                  7,052                 7,052
Net loss.......................                                                           (12,413)   (12,413)
                                -----------  -------  ----------  ---------  ----------  ---------  ---------
Balances, December 31, 1998....  9,000,000       90      53,366     (1,144)    (42,948)   (12,494)    (3,130)
Issuance of common stock,
  net of issuance costs,
  pursuant to the initial
  public offering..............  3,162,500       31      47,832                                       47,863
Issuance of common stock
  pursuant to the purchase
  of BigCharts.................  1,589,138       16     149,539                                      149,555
Issuance of common stock
  upon exercise of options.....    175,039        2         830                                          832
Amortization of deferred
  compensation.................                                        621                               621
Compensation and other
  expenses related to
  option grants................                             179        110                               289
Reduction in CBS advertising
  contribution.................                         (20,000)                20,000
Advertising received from CBS..                                                 13,996                13,996
Net loss.......................                                                           (60,878)   (60,878)
                                -----------  -------  ----------  ---------  ----------  ---------  ---------
Balances, December 31, 1999.... 13,926,677      139     231,746       (413)     (8,952)   (73,372)   149,148
Issuance of common stock
  upon exercise of  options....    341,098        3       1,702                                        1,705
Amortization of deferred
  compensation.................                                         43                                43
Compensation and other
  expenses related to
  option grants................                                        370                               370
Issuance of shares to DBC......  1,136,814       12      42,988                                       43,000
Issuance of shares to CBS......    341,044        4      12,997                                       13,001
Capital contribution receivable
  from CBS.....................    795,770        8      29,992                (30,000)
Advertising received from CBS..                                                 17,413                17,413
Net loss.......................                                                           (91,263)   (91,263)
                                -----------  -------  ----------  ---------  ----------  ---------  ---------
Balances, December 31, 2000.... 16,541,403  $   166  $  319,425  $       -  $  (21,539) $(164,635) $ 133,417
                                ===========  =======  ==========  =========  ==========  =========  =========

The accompanying notes are an integral part of these financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                     Years ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Cash flows used in  operating activities:
  Net loss....................................... $(91,263) $(60,878) $(12,413)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Provision for bad debt......................    1,046       280       216
     Depreciation and amortization...............   56,196    32,287       470
     Loss in joint venture.......................    4,995         -         -
     Noncash charges from stockholders...........   17,413    13,996     7,102
     In process research and
       development write off.....................        -       200         -
     Changes in operating assets
      and liabilities:
       Accounts receivable.......................   (4,811)   (6,064)   (1,578)
       Prepaid expenses and other
          assets.................................      684    (3,641)      (13)
       Deferred offering costs...................        -         -    (1,816)
       Accounts payable and
          accrued expenses.......................    3,272     4,470     3,583
       Deferred revenue..........................     (156)      215         4
                                                   --------  --------  --------
          Net cash used in operating activities..  (12,624)  (19,135)   (4,445)
                                                   --------  --------  --------

Cash flows used in investing activities:
  Purchase of short-term investments.............        -   (15,248)        -
  Sale of short-term investments.................    4,979    10,269         -
  Purchase of property and equipment.............   (9,210)   (4,022)   (1,143)
  Acquisition of business, net
     of cash acquired............................        -    (7,476)        -
  Investment in joint venture....................   (4,995)        -         -
                                                   --------  --------  --------
          Net cash used in investing activities..   (9,226)  (16,477)   (1,143)
                                                   --------  --------  --------

Cash flows provided by financing activities:
  Issuance of common stock.......................   57,706    48,918         -
  Contributions from DBC.........................        -         -     1,782
  Advances from DBC..............................        -    (3,946)    3,946
                                                   --------  --------  --------
    Net cash provided by financing activities....   57,706    44,972     5,728
                                                   --------  --------  --------
Net change in cash...............................   35,856     9,360       140
Cash and cash equivalents,
  at beginning of period.........................    9,500       140         -
                                                   --------  --------  --------
Cash and cash equivalents, at end of period...... $ 45,356  $  9,500  $    140
                                                   ========  ========  ========

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

In addition, CBS and the Company entered into a license agreement dated October 29, 1997 (the "License Agreement") where CBS, in exchange for a royalty of 30% of net advertising revenue, as defined, granted to the Company the non- exclusive right and license to use certain CBS news content and registered trademarks, including the CBS "Eye" design, for five years ending October 29, 2002, subject to termination on the occurrence of certain events. In addition to the agreements above, the Company entered into a services agreement with DBC (the "Services Agreement"). Under the terms of the Services Agreement, DBC charges the Company for certain general services, the Company receives payment from DBC for supplying news and the Company receives a fee for licensing MarketWatch RT and MarketWatch Live. Under the terms of the amended and restated license agreement, the 30% royalty was decreased to 8% (see note 3).

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

On January 6, 2000, the Company entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an internet provider of real time business news, financial programming and analytical tools. Under the agreement, the Company licensed its trademark and technology to the joint venture, contributed certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times contributes trademarks for an ongoing royalty fee, provides 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for 500,000 shares in the joint venture. The Company contributed an additional $3.1 million in July, 2000 and $1.1 million in October, 2000 to the joint venture. The total contribution to the joint venture in the year ended December 31, 2000 was $5.0 million.

On May 5, 2000, the Company issued 1,136,814 shares of the Company's common stock to each of DBC for $43.0 million in cash and the same number of shares to CBS for $13.0 million in cash and $30.0 million in rate card advertising and promotion over the next two years.

In January 2001, Pearson Overseas Holding Ltd., an affiliate of Pearson plc, a British media company, acquired Data Broadcasting Corporation's 34.1 % stake in MarketWatch.com, Inc.

Accounting for the Initial Capitalization of the Company

The Company has recorded DBC's equity contributions under the Contribution Agreement at the value of the cash contributed. DBC's contribution of the intellectual property of the Online/News business has been recorded at its historical carrying amount, which was zero. DBC contributed none of the tangible assets or liabilities of the Online/News business; only intellectual property. The Company recorded the contribution of the Online/News business at its historical carrying amount since the fair value of the business was not objectively determinable by a corresponding contribution of monetary assets by CBS (See Note 3).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of MarketWatch.com, Inc. and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority-owned and are not otherwise controlled by the Company, are accounted for under the equity method.

The Company operates in one segment.

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

Advertising revenue, derived from the sale of advertisements and sponsorships on the Company's Web sites, is recognized using the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight line basis over the term of the contract in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's Web sites. Additionally, certain sponsorship agreements provide links to third-party Web sites and generate either fixed transaction fees for monthly access or variable fees, which are dependent upon the number of transactions consummated at the third-party Web site by linked customers. Such amounts are recognized as revenue in the month earned.

Licensing revenues consist of revenue earned from the licensing of MarketWatch content and tools. License revenues consists of fixed monthly amounts related to the license of charting technology and news content that are recognized ratably over the term of the licensing agreement or amounts based on the number of third-party Web site subscribers that use the service each month.

Other revenues consist of revenue from our television and radio shows and subscription revenues. The Company produces a weekend television program for distribution on CBS affiliates and daily radio broadcasts for distribution by Westwood One Radio Network. The Company shares in the revenue earned through the sale by CBS sales forces of advertising space during its television programming. Revenue for the television program is recognized as the shows are aired and revenue is earned. Revenue for the radio show is recognized monthly as advertisements are run and earned. Subscription revenue relates to customer subscriptions to the DBC online services, MarketWatch RT and MarketWatch Live, which provide subscribers access to real-time exchange data and analytical products and are sold through the Company's Web sites. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to subscription fees for which amounts have been collected but for which revenue has not been recognized and prepayments of license and advertising contracts.

Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), are recognized during the period in which the advertisements are displayed on the Company's Web sites. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. For the year ended December 31, 2000, the company recognized $508,000 in barter revenue. No barter revenue was recorded in calendar years 1999 and 1998.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

The Company classifies all investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investment securities to be classified as either held to maturity, trading or available-for-sale. As of December 31, 1999, the Company's short- term investments consisted of commercial paper of $5.0 million, were classified as available for sale and stated at amortized cost, which approximates fair market value. Contractual maturities of the Company's short-term investments are generally one year or less.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the remaining lease term. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $3.3 million, $1.4 million and $280,000.

Intangible Assets and Goodwill

Goodwill and intangibles are amortized using the strait-line method. Goodwill is being amortized over three years, and intangibles are being amortized over periods ranging from 1.5 to 3.5 years.

The Company assesses the recoverability of its long term assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If it became probable that the projected future undiscounted cash flows of acquired assets were less than the carrying value of the goodwill, we would recognize an impairment loss in accordance with the provision of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". In addition, if the analysis warranted revised estimated useful lives, the Company would adjust the lives of the assets in accordance with Accounting Principles Board Opinion No.17, "Intangible Assets". No impairment has been identified to date.

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

Options to purchase 3,033,537, 1,892,826 and 863,500 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive.

Product Development Costs

Costs attributable to the development of new products are expensed as incurred. The Company develops software that enables users to access information on its Web sites and subscription services. Development costs incurred prior to technological feasibility were expensed as incurred. Costs eligible for capitalization have been immaterial for all periods presented.

Promotion and Advertising

Advertising costs are expensed as incurred. Promotion and advertising provided by CBS under the Contribution Agreement are recognized as an expense during the period in which the services are provided based on the rate card value of such services (See Notes 3 and 8).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Management deposits its cash with three financial institutions. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. A significant portion of of the Company's accounts receivable are derived from Internet-related businesses. As of December 31, 2000, none of our customers accounted for 10% or more of our gross accounts receivable. As of December 31, 1999, one customer comprised 11% of the gross accounts receivable balance. The fair value of accounts receivable approximates cost due to their short-term nature.

Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During each of the three years in the period ended December 31, 2000, the Company has not had any significant transactions that are required to be reported in comprehensive income.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." In accounting for stock-based transactions with non-employees, the Company records compensation expense in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was required to adopt SAB 101 in the year ended December 31, 2000. The adoption of SAB 101 did not have a material effect on the Company's results of operations or financial position.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN 44 is generally effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material effect on the Company's results of operations or financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS 133 in the first quarter of 2001 and does not expect the adoption to have a material effect on its results of operations or financial position.

Note 3 - Agreements with CBS and DBC

In January 1999, the Company entered into a Stockholders' Agreement ("Stockholders' Agreement"), under which CBS reduced the advertising commitment from the Contribution Agreement to an aggregate rate card amount of $30.0 million in return for a change in the royalty rate payable under the License Agreement, extension of the License Agreement to 2005 and modification to certain non-competition provisions. Additionally, both CBS and Pearson will have a right of first refusal in the event either party desires to sell any securities of the Company to a third party or if the Company issues new securities.

In addition, the Company and CBS entered into an Amended and Restated License Agreement (the "Amended and Restated License") that superseded and replaced the License Agreement and became effective immediately prior to the IPO. Under the Amended and Restated License, in return for the right to use the CBS name and logo as well as the CBS Television Network news content, the Company is obligated to pay a royalty to CBS of: (i) during 1999: (a) 8% of Gross Revenues in excess of $500,000 and up to and including $50.5 million and (b) 6% of Gross Revenues in excess of $50.5 million; and (ii) in subsequent years through the termination of the license agreement on October 29, 2005: (a) 8% of Gross Revenues up to and including $50.0 million and (b) 6% of Gross Revenues in excess of $50.0 million.

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

Gross Revenues means gross operating revenues that are derived from an Internet service or Web site that provides information or services of a financial nature or uses the CBS trademarks licensed to the Company.

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

As described above, CBS has committed to provide advertising and promotions over a five-year period in return for its ownership position. The Company had recorded the $50.0 million commitment by CBS as a contribution receivable and reduced the receivable and recorded an expense based on the rate card amount of the advertising and promotion during the period provided. Under the terms of the Stockholders' Agreement, the Company recorded a $20.0 million reduction to the contribution receivable and additional paid-in capital upon completion of the IPO.

In January 2001, Pearson, Overseas Holding Ltd. acquired Data Broadcasting Corporation's 34.1 % stake in MarketWatch.com, Inc.

Note 4 - Balance Sheet Components

Allowance for bad debts was as follows (in thousands):

                                                     Years ended
                                                     December 31,
                                               ------------------------
                                                  2000         1999
                                               -----------  -----------
Balance at beginning of period............... $       280  $       226
Charged to expenses..........................       1,046          280
Write-offs, net of recoveries................        (698)        (226)
                                               -----------  -----------
Balance at end of period..................... $       628  $       280
                                               ===========  ===========

Prepaid expenses were as follows (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2000         1999
                                               -----------  -----------
Prepaid marketing............................ $     2,117  $     3,045
Other........................................         380          654
                                               -----------  -----------
                                              $     2,497  $     3,699
                                               ===========  ===========

Property and equipment, net, consisted of the following (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2000         1999
                                               -----------  -----------
Computers and equipment...................... $    10,555  $     5,066
Leasehold improvements.......................       3,858          762
Furniture and fixtures.......................       1,412          787
                                               -----------  -----------
                                                   15,825        6,615
Less accumulated depreciation and
  amortization...............................      (4,979)      (1,580)
                                               -----------  -----------
       Total property and equipment, net..... $    10,846  $     5,035
                                               ===========  ===========

Accrued expenses and other liabilities were as follows (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2000         1999
                                               -----------  -----------
Accrued television production................ $       494  $       509
Accrued royalty..............................       1,176          492
Accrued compensation.........................       2,809        1,746
Accrued other................................         346          668
                                               -----------  -----------
                                              $     4,825  $     3,415
                                               ===========  ===========

Note 5 - Income Taxes

At December 31, 2000, the Company had federal and state net operating loss carry forwards of approximately $77.2 million and $59.2 million, respectively, available to offset future regular and alternative minimum taxable income. The Company's net operating loss carry forwards expire on various dates after the year 2001, if not utilized. The availability of net operating losses to offset future taxable income may be limited as a result of ownership changes in 1999 and earlier years. The amount of such limitation, if any, has not been determined.

The components of the net deferred tax assets and liabilities are presented below (in thousands):

                                                    December 31,
                                               ------------------------
                                                  2000         1999
                                               -----------  -----------
Deferred tax assets:
Net operating loss carryforwards............. $    29,695  $    14,720
Accruals and reserves........................         443          205
Property and equipment.......................       1,281        1,402
                                               -----------  -----------
      Total deferred tax assets..............      31,419       16,327
Valuation allowance..........................     (30,970)     (15,225)
                                               -----------  -----------
      Deferred tax assets....................         449        1,102
                                               -----------  -----------
Deferred tax liabilities:
Intangible assets............................        (449)      (1,069)
Other........................................                      (33)
                                               -----------  -----------
      Total deferred tax liabilities.........        (449)      (1,102)
                                               -----------  -----------
Net deferred tax asset....................... $         -  $         -
                                               ===========  ===========

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax asset. The valuation allowance for the period ended December 31, 2000 increased by $15.7 million.

The difference between the income tax benefit at the statutory rate of 34% and the company's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income tax is different than the amount computed using the applicable statutory federal income tax rate with the difference for the years summarized below:

                                                       Years ended
                                                       December 31,
                                               ------------------------
                                                  2000         1999
                                               -----------  -----------
Provision computed at federal statutory rate.      (34.00)%     (34.00)%
State taxes, net of federal benefit..........       (4.68)       (5.85)
Amortization of goodwill.....................       22.19        19.41
Other permanent differences..................       (0.68)        0.22
Other........................................           -        (0.18)
Valuation allowance..........................       17.17        20.40
                                               -----------  -----------
Provision for income taxes...................           - %          - %
                                               ===========  ===========

Note 6 - Commitments and Contingencies

Leases

Beginning in April 1998, the Company subleases office space from CBS for its corporate headquarters in San Francisco, California; in New York City; and in Washington DC through 2008. In addition, the Company subleases space in Minneapolis, Minnesota. Rent expense under the lease properties was $744,000, $675,000 and $137,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future annual minimum lease payments under the leases were as follows (in thousands):

Year ending December 31,
   2001.................................................. $ 1,814
   2002..................................................   1,829
   2003..................................................   1,883
   2004..................................................   1,868
   2005..................................................   1,926
   Thereafter............................................   5,895
                                                           -------
                                                          $15,215
                                                           =======

Commitments

The Company has entered into employment agreements with four of its officers. These agreements expire through June 2002. Such agreements provide for minimum annual salary levels ranging from $120,000 to $270,000, as well as annual bonuses of up to 50% of the base salary.

During August 1998, the Company entered into a license agreement with Yahoo! Inc. whereby the Company was required to provide news headlines, make payments for advertising and slotting and remit referral fees monthly based on the number of click-throughs to the Company's Web site. Payments under the agreement for advertising were expensed in the period in which the advertising was provided. Payments for slotting fees were recognized ratably over the term of the agreement. Payments for referral fees were expensed in the month incurred. In January 2001, the agreement was amended to include advertising and slotting fees of $1.5 million over a twelve-month period beginning January 1, 2001.

In September 1999, the Company entered into a three-year distribution agreement with America Online, Inc. ("AOL") to be AOL's premiere provider of business and financial news for AOL's network including AOL's proprietary service, AOL.com, CompuServe and Netscape (collectively, "AOL Members"). Under the agreement, the Company created a co-branded site that enables AOL Members to access MarketWatch.com content and investment management tools through the AOL portal. The Company and AOL have also agreed to collaborate in sales and marketing efforts. As of January 1, 2001, the Company is committed to paying $3.8 million to AOL over the next two years in fulfillment of the agreement.

Under the Company's joint venture agreement with the Financial Times Group, it has a commitment to continue funding our joint venture, Financial Times Marketwatch.com, up to an additional $5.8 million.

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

Note 7 - Employee Benefit Plans

401K

The Company has a 401(k) deferred savings plan covering substantially all employees. Employee contributions are matched 33% by the Company, up to a maximum of $2,500 per employee per year for all prior periods. Matching contributions by the Company in 2000, 1999 and 1998 were approximately $327,000, $180,000 and $31,000, respectively.

Employee Stock Purchase Plan

Effective August 15, 2000, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 500,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every February 15th and August 15th. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each six month offering period or the specified purchase date. In addition, on each January 1, the aggregate number of shares of the Company's common stock reserved for issuance under the Plan shall be increased automatically by a number of shares purchased under the Plan in the preceding calendar year, provided that the Board may in its sole discretion reduce the amount of the increase in any particular year. No shares were purchased during 2000 and 500,000 shares were available under the Purchase Plan for future issuance.

Stock Option Plans

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

Each option converted into an option to purchase the equivalent percentage of common stock upon the reorganization of the limited liability company into a corporation, as discussed in Note 1. The converted options became part of the 1998 Equity Incentive Plan (the "1998 Plan"). In September 1998, the Board of Directors adopted, subject to stockholder approval, the 1998 Plan and the 1998 Directors' Stock Option Plan (the "1998 Directors' Plan"). The 1998 Plan and 1998 Directors' Plan became effective upon the completion of the Company's IPO. To date, the Company has reserved an aggregate of 3.1 million shares for issuance under both plans.

The Plans allow for the issuance of incentive stock options and non-qualified stock options. The stated exercise price of all options granted are not less than 100% of the fair market value on the date of grant. Options are generally granted for a term of ten years and vest one third after each year of service over a three year period.

Pursuant to the consummation of the acquisition of BigCharts, Inc. during 1999, the Company assumed the BigCharts, Inc. 1995 Stock Plan (the "BigCharts Plan"). Options issued become exercisable over varying periods as provided in the individual plan agreements. BigCharts issued 585,824 shares under the Plan.

In the calendar year 2000, the Board of Directors reserved an additional 1,500,000 shares for issuance under the 1998 Plan.

The following summarizes the activity in the Company's stock option plans:

                                                          Weighted
                                                           Average
                                              Options     Exercise
                                             Outstanding    Price
                                             ----------  -----------
Options outstanding, December 31, 1997.....    446,250  $      4.09
Options granted at fair value..............    231,500        10.64
Options granted below fair value...........    198,000         5.87
Options cancelled..........................    (12,250)        4.41
                                             ----------
Options outstanding, December 31, 1998.....    863,500         6.25
Options granted at fair value..............    777,111        44.94
Options assumed from BigCharts purchase....    585,824         6.92
Options cancelled..........................   (155,536)       23.12
Options exercised..........................   (178,073)        5.51
                                             ----------
Options outstanding, December 31, 1999.....  1,892,826        21.11
Options granted at fair value..............  1,668,172        20.80
Options cancelled..........................   (335,029)       35.68
Options exercised..........................   (342,432)        5.02
                                             ----------
Options outstanding, December 31, 2000.....  2,883,537  $     21.31

At December 31, 2000, 1999 and 1998, 258,913, 114,925 and 636,500 options were available for future grant, respectively, and 806,432, 747,370 and 144,690 options were exercisable, respectively. The weighted average exercise price and weighted average remaining contractual life of the vested options are $13.18 and 8.62 years, respectively, at December 31, 2000, $5.73 and 8.57 years, respectively, at December 31, 1999 and $4.00 and 8.43 years, respectively, at December 31, 1998.

For the years ended December 31, 2000, 1999 and 1998, the Company expensed $43,000, $621,000 and $247,000, respectively, of deferred compensation representing the difference between the deemed fair value by the Company's Board of Directors of the Common Stock on the date of grant and the option exercise price on the date of grant. Deferred compensation is amortized over the three year vesting period of the options.

The following table summarizes information about options at December 31, 2000:

                              Options Outstanding           Options Exercisable
                      ----------------------------------  -----------------------
                                   Weighted
                                    Average    Weighted                 Weighted
                        Number     Remaining    Average                  Average
                         Out-     Contractual  Exercise     Number      Exercise
   Exercise Price      standing      Life        Price    Exercisable     Price
--------------------  ----------  -----------  ---------  ----------    ---------
$ 1.32 - $ 4.00.....    476,278         6.67  $    3.40     420,063   $     3.54
$ 4.03 - $ 4.19.....    508,460         9.82       4.05           -            -
$ 4.31 - $ 21.25. ..    662,806         8.41      10.83     248,782        10.12
$ 21.31 - $ 39.75...    678,122         9.15      32.83      51,829        35.22
$ 39.88 - $ 90.88...    557,871         8.79      50.76      85,758        55.94
                      ----------                          ----------
                      2,883,537         8.62  $   21.31     806,432   $    13.18
                      ==========                          ==========

For the year ended December 31, 1999, 150,000 options were issued outside of the option plans, none of which were exercisable at December 31, 1999. As of December 31, 2000, 50,000 of the options issued outside the plans were exercisable. In addition, the Company also recorded amortization expense of $370,000 and $229,000 for the years ended December 31, 2000 and 1999, respectively, in connection with stock options issued for services. For the year ended December 31, 2000, the Company estimated the fair value of options issued for services using the Black-Scholes option pricing model using the following assumptions: no dividend yield, weighted average expected option term of 10 years, risk free interest rate of 4.94%, and an expected volatility factor of 97%.

Fair Value Disclosures

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Had the Company's stock-based compensation cost been determined based on the minimum value at the grant date for awards under the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                        Years ended December 31,
                                  -----------------------------------
                                     2000        1999         1998
                                  ----------  -----------  ----------
Net loss:
  As reported................... $  (91,263) $   (60,878) $  (12,413)
                                  ==========  ===========  ==========

  Pro forma..................... $ (105,072) $   (66,913) $  (13,289)
                                  ==========  ===========  ==========
Net loss per share:
  As reported................... $    (5.83) $     (4.68) $    (1.38)
                                  ==========  ===========  ==========

  Pro forma..................... $    (6.71) $     (5.15) $    (1.48)
                                  ==========  ===========  ==========

Prior to the Company's initial public offering, the Company calculated the value of each option grant using the minimum value method with the following assumptions: no dividend yield, weighted average expected option term of 10 years; risk free interest rates of 5.5% and 5.8% for the year ended December 31, 1998 and expected volatility factor of 72%.

Subsequent to the offering, the fair value was determined using the Black- Scholes model with the following assumptions for the years ended December 31, 2000 and December 31, 1999: no dividend yield, weighted average expected option term of four years, risk free interest rates of 4.2% to 6.5% and an expected volatility factor of 108% and 97% respectively.

According to the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants during 2000, 1999 and 1998 was $15.66, $31.19 and $7.43 per share, respectively.

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Note 8 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $3.8 million, $1.3 million and $307,000 for the years ended December 31, 2000, 1999 and 1998, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $17.4 million, $14.0 million and $7.1 million at rate card value for the years ended December 31, 2000, 1999 and 1998, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $559,000, $338,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

Licensing revenues from DBC were $2.7 million, $1.6 million and $1.3 million for the three year ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company recognized revenue of $1.9 million, $854,000, and $0 for the years ended December 31, 2000, 1999 and 1998, respectively, from television programming on CBS stations, and costs to CBS of $1.2 million, $509,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively, for production of the television programming.

DBC purchased $297,500, $435,000, and $0 for the years ended December 31, 2000, 1999 and 1998, respectively, of advertising under an insertion order. Direct charges for subscription revenues for certain DBC data feeds were $262,000, $227,000 and $158,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Under the terms of the Amended and Restated Services Agreement, DBC agreed to provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $735,000, $1.6 million and $755,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000, $1.2 million is included in accounts receivable for radio and television revenue due from CBS. In addition, $501,000 is included in the Company's accounts receivable related to license and subscription revenues due from DBC. At December 31, 2000, the Company has a liability of $1.2 million owed to CBS for royalty fees.

An executive of the Company is also a member of the Board of Directors of two customers. For the years ended December 31, 2000, 1999 and 1998, $175,000, $235,000 and $80,000, respectively, of advertising revenues were attributable to these customers.

Note 9 - Comparative Quarterly Financial Data (unaudited)

                                                           Quarter Ended
                                       -------------------------------------------------------
                                           March 31      June 30   September 30   December 31
                                       ------------  ------------ ------------- --------------
2000:
Net revenues......................... $     12,401   $    13,319  $     13,517  $      14,670
Gross profit......................... $      7,962   $     7,964  $      7,911  $       9,058
Net loss............................. $    (22,706)  $   (23,941) $    (20,309) $     (24,307)
Net Loss per share basic and diluted. $      (1.62)  $     (1.54) $      (1.23) $       (1.47)
Shares used in per share
   calculation, basic and diluted....       14,024        15,578        16,473         16,541

                                                           Quarter Ended
                                       -------------------------------------------------------
                                           March 31      June 30   September 30   December 31
                                       ------------  ------------ ------------- --------------
1999:
Net revenues......................... $      3,148   $     4,818  $      6,965  $      10,004
Gross profit......................... $      1,948   $     2,619  $      4,231  $       6,236
Net loss............................. $     (6,069)  $   (12,813) $    (19,996) $     (22,000)
Net loss per share basic and diluted. $      (0.52)  $     (1.02) $      (1.45) $       (1.58)
Shares used in per share
   calculation, basic and diluted....       11,635        12,548        13,800         13,902

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

Item 10. Directors and Executive Officers of the Registrant

Information relating to our executive officers is present under Item 4A of this report. Information relating to our directors will be set forth under the caption "Proposal No. 1 -- Election of Directors" in our definitive proxy statement in connection with the Annual Meeting of Stockholders to be held in May 2001. Such information is incorporated herein by reference in this report. Our definitive proxy statement will be filed with the Securities and Exchange Commission as required no later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

Information relating to executive compensation will be presented under the caption "Executive Compensation" in our definitive proxy statement. This information is incorporated by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement. This information is incorporated by reference in this report.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships of our directors and executive officers and related transactions will be presented under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement. This information is incorporated by reference in this report.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8- K

(a) Documents to be filed as part of this Annual Report on Form 10-K .

1. Consolidated Financial Statements (see index to Item 8).

2. Consolidated Financial Statement Schedules.

All consolidated financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

3. List of Exhibits.

The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated by reference in this report.

(b) Reports on Form 8-K.

None.

(c) Exhibits. See Item 14(a)(3) above.

(d) Financial Statements. See Item 14(a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2001.

MarketWatch.com, Inc. (Registrant)

/s/ LARRY S. KRAMER Larry S. Kramer President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LARRY S. KRAMER Larry S. Kramer	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2001
/s/ JOAN P. PLATT Joan P. Platt	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2001
/s/ PETER GLUSKER Peter Glusker	Director	March 30, 2001
/s/ ANDREW HEYWARD Andrew Heyward	Director	March 30, 2001
/s/ STEPHEN HILL Stephen Hill	Director	March 30, 2001
/s/ ROBERT LESSIN Robert Lessin	Director	March 30, 2001
/s/ JOHN MAKINSON John Makinson	Director	March 30, 2001
/s/ DANIEL MASON Daniel Mason	Director	March 30, 2001
/s/ RUSSELL I. PILLAR Russell I. Pillar	Director	March 30, 2001
/s/ GILES SPACKMAN Giles Spackman	Director	March 30, 2001

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.01 (1)	Merger Agreement dated January 13, 1999, between Marketwatch.Com, LLC (the "LLC") and the Registrant.
2.02 (2)	Agreement and Plan of Reorganization dated April 28, 1999, between the Registrant and BigCharts, Inc.
3.01 (1)	Registrant's Amended and Restated Certificate of Incorporation.
3.03 (3)	Registrant's Bylaws.
4.01 (3)	Form of Specimen Stock Certificate for Registrant's Common Stock.
4.02 (1)	Registration Rights Agreement dated January 13, 1999, among the Registrant, CBS Broadcasting Inc. (formerly known as CBS Inc.) ("CBS") and Data Broadcasting Corporation ("DBC").
4.03 (1)	Stockholders' Agreement dated January 13, 1999, among the Registrant, the LLC, CBS and DBC.
10.01 (4)	Form of Indemnity Agreement between the Registrant and each of its directors.
10.02	[Reserved]
10.03	[Reserved]
10.04	[Reserved]
10.05	[Reserved]
10.06 (3)	Lease dated as of August 27, 1998, between the Registrant and CBS Corporation.
10.07 (1)	Amended and Restated License Agreement dated January 13, 1999, between the Registrant and CBS.
10.08 (1)	Amended and Restated Services Agreement dated January 13, 1999, between the Registrant and DBC.
10.09 (1)	Revolving Credit Agreement dated January 13, 1999, between the Registrant and DBC, together with Revolving Promissory Note dated January 13, 1999, made by the Registrant in favor of DBC.
10.10* (3)	Form of Non-Plan Option.
10.11* (3)	Registrant's 1998 Directors Stock Option Plan.
10.12* (3)	Registrant's 1998 Equity Incentive Plan.
10.13* (3)	Employment Agreement dated as of July 1, 1998, between the Registrant and Lawrence Kramer.
10.14	[Reserved]
10.15	[Reserved]
10.16* (5)	Employment Agreement dated as of December 1, 1999, between the Registrant and Joan Platt.
10.17 (5)	Joint Venture Agreement dated January 6, 2000, between the Registrant and Financial Times Group Limited.
10.18	[Reserved]
10.19 (6)	Stock Purchase Agreement, dated March 28, 2000, among the Registrant, CBS and DBC.
10.20 (7)	Joint Venture Agreement dated June 19, 2000, among the Registrant, Financial Times Group Limited, Pearson Internet Holdings BV and Pearson Overseas Holdings Limited.
10.21* (8)	Employment Agreement dated as of October 2, 2000, between the Registrant and William Bishop.
10.22 (8)	Employee Stock Purchase Plan.
10.23*	Employment Agreement dated April 28, 1999, between the Registrant and Scott Kinney.
21.01 (9)	Subsidiary of Registrant.
23.01	Consent of PricewaterhouseCoopers LLP.

* Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to exhibit of the same number, filed with the Registrant's Annual Report on Form 10-K (File No. 000-25113) filed with the Securities and Exchange Commission on March 31, 1999.

(2) Incorporated by reference to Exhibit 2.01, filed with the Registrant's Current Report on Form 8-K (File No. 000-25113) filed with the Securities and Exchange Commission on May 12, 1999.

(3) Incorporated by reference to exhibit of the same number, filed with the Registrant's Registration Statement on Form S-1 (File No. 333-65569), filed with the Securities and Exchange Commission on October 13, 1998.

(4) Incorporated by reference to exhibit of the same number, filed with Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-65569), filed with the Securities and Exchange Commission on January 13, 1999.

(5) Incorporated by reference to exhibit of the same number, filed with the Registrant's Annual Report on Form 10-K (File No. 000-25113) filed with the Securities and Exchange Commission on March 30, 2000.

(6) Incorporated by reference to Exhibit 10.1, filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-25113) filed with the Securities and Exchange Commission on May 15, 2000.

(7) Incorporated by reference to Exhibit 10.2, filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-25113) filed with the Securities and Exchange Commission on November 14, 2000.

(8) Incorporated by reference to exhibit of the same number, filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-25113) filed with the Securities and Exchange Commission on November 14, 2000.

(9) Incorporated by reference to exhibits of the same number, filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84789), filed with the Securities and Exchange Commission on August 9, 1999, as subsequently amended.