Form 10-Q
period 2001-03-31
MARKETWATCH COM INC
filed 2001-05-15
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of May 1, 2001 was 16,603,219.

MarketWatch.com, Inc.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2001

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

MarketWatch.com, Inc.

Condensed Balance Sheets

(in thousands)

                                                         March 31,    December 31,
                                                           2001           2000
                                                       ------------  ------------
                                                       (unaudited)
                          Assets
Current assets:
  Cash and cash equivalents ..........................     $40,070       $45,356
  Accounts receivable, net ...........................       9,604        11,838
  Prepaid expenses ...................................       2,496         2,497
                                                       ------------  ------------
          Total current assets .......................      52,170        59,691

Property and equipment, net ..........................      11,493        10,846
Investment in joint venture ..........................         421            --
Intangible assets, net ...............................         786         1,129
Goodwill, net ........................................      59,302        72,010
Other assets .........................................         569           564
                                                       ------------  ------------
          Total assets ...............................    $124,741      $144,240
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................      $6,334        $5,810
  Accrued expenses ...................................       2,932         4,825
  Deferred revenue ...................................         381           188
                                                       ------------  ------------
          Total current liabilities ..................      9,647         10,823
                                                       ------------  ------------

Stockholders' equity
  Preferred stock .....................................         --            --
  Common stock .......................................         167           166
  Additional paid-in capital .........................     319,703       319,425
  Contribution receivable ............................     (20,222)      (21,539)
  Accumulated deficit ................................     (184,554)    (164,635)
                                                       ------------  ------------
          Total stockholders' equity .................     115,094       133,417
                                                       ------------  ------------
          Total liabilities and
             stockholders' equity ....................    $124,741      $144,240
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Operations

(in thousands, except per share data)

                                      Three Months Ended
                                           March 31,
                                    ---------------------
                                       2001       2000
                                    ---------- ----------
Net revenues:
  Advertising......................    $5,179     $8,727
  Licensing........................     5,865      2,895
  Other............................       769        779
                                    ---------- ----------
       Total net revenues..........    11,813     12,401

Cost of revenues...................     4,810      4,439
                                    ---------- ----------
       Gross profit................     7,003      7,962

Operating expenses:
  Product development..............     2,485      2,300
  General and administrative.......     3,645      3,116
  Sales and marketing..............     7,538     12,347
  Amortization of goodwill
    and intangibles................    12,801     12,850
                                    ---------- ----------
       Total operating expenses....    26,469     30,613
                                    ---------- ----------
Loss from operations...............   (19,466)   (22,651)
Interest income, net...............       602        168
Loss in joint venture...............   (1,055)      (223)
                                    ---------- ----------
Net loss...........................  ($19,919)  ($22,706)
                                    ========== ==========
Basic and diluted net loss per
  share............................    ($1.20)    ($1.62)
                                    ========== ==========
Shares used in the calculation
  of basic and diluted net loss
  per share........................    16,573      14,024
                                    ========== ==========

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         2001          2000
                                                     -----------  -----------
Cash flows used in operating activities:
  Net loss..........................................   ($19,919)     ($22,706)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Provision for bad debt.........................        405          118
     Depreciation and amortization..................     14,147       13,856
     Loss in joint venture..........................      1,055          223
     Noncash charges from stockholder...............      1,317        4,426
     Changes in operating assets and liabilities:
       Accounts receivable..........................     1,829        (1,349)
       Prepaid expenses and other assets............        (4)          672
       Accounts payable and accrued expenses........    (1,369)        2,780
       Deferred revenue.............................       193            78
                                                     -----------  -----------
        Net cash used in operating activities.......     (2,346)      (1,902)
                                                     -----------  -----------
Cash flows provided by/ (used in) investing activities:
  Sale of short-term investments....................         --         4,979
  Purchase of property and equipment................     (1,743)       (2,141)
  Investment in joint venture.......................     (1,476)         (800)
                                                     -----------  -----------
        Net cash provided by/(used in)
          investing activities......................     (3,219)        2,038
                                                     -----------  -----------
Cash flows provided by financing activities:
  Issuance of common stock..........................         279        1,209
                                                     -----------  -----------
        Net cash provided by financing activities...         279        1,209
                                                     -----------  -----------
Net change in cash..................................      (5,286)       1,345
Cash and cash equivalents at the beginning of period      45,356        9,500
                                                     -----------  -----------
Cash and cash equivalents at the end of period......     $40,070      $10,845
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

MARKETWATCH.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis of Presentation

The interim financial data as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited; however, in the opinion of MarketWatch.com, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company

The Company, a leading Web-based provider of comprehensive, real-time business news, financial programming and analytic tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation ("DBC") and CBS Broadcasting Inc. ("CBS") (collectively, the "Members"), with each Member owning a 50% interest in the Company. In January 1999, the Company completed an initial public offering of 3,162,500 share of common stock. In February 2000, DBC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson, plc. Upon the closing of the merger, the Financial Times Group transferred the FTAM to DBC in exchange for approximately 60% of the outstanding common stock of DBC. In January 2001, Pearson Overseas Holding Ltd., an affiliate of Pearson plc, acquired DBC's 34.1% stake in MarketWatch.com, Inc.

Note 2 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company adopted SFAS 133 in the first quarter of 2001 and did not have a material effect on its results of operations or financial position.

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

Options to purchase 2,902,111 and 2,359,075 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $580,000 and $656,000 for the three months ended March 31, 2001 and 2000, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $1.3 million and $4.4 million at rate card value for the three months ended March 31, 2001 and 2000, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $268,000 and $153,000 for the three months ended March 31, 2001 and March 31, 2000, respectively.

Licensing revenues from DBC were $434,000 and $469,000 for the three months ended March 31, 2001 and 2000, respectively. In addition, the Company recognized revenue of $405,000 and $501,000 for the three months ended March 31, 2001 and 2000, respectively, from television programming on CBS stations, and costs of $363,000 and $575,000 for the three months ended March 31, 2001 and 2000, respectively, for production of the television programming.

For the three months ended March 31, 2001 and 2000, DBC purchased $33,000 and $60,000, respectively, of advertising under insertion orders.

At March 31, 2001, $1.3 million is included in accounts receivable for radio and television revenue due from CBS. In addition, $818,000 is included in the Company's accounts receivable related to license and subscription revenues due from DBC. At March 31, 2001, the Company has a liability of $580,000 owed to CBS for royalty fees.

Direct charges for subscription revenues for certain DBC data feeds were $55,000 and $100,000 for the three months ended March 31, 2001 and 2000, respectively. Under the terms of the Amended and Restated Licensing Agreement, DBC will provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $106,000 and $193,000 for the three months ended March 31, 2001 and 2000, respectively.

An executive of the Company is also a member of the Board of Directors of a customer. For the three months ended March 31, 2001, $80,000 of advertising revenues were attributable to this customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Factors That May Affect Our Operating Results" in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Since our formation, we have operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. We sell advertising banners and sponsorships on our Web sites, license our content and tools to electronic brokers, financial publishers and portals, generate revenue from advertising through our television and radio programs, and sell subscriptions to certain DBC products.

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
  DBC provided us with part of our Web site infrastructure and certain operational and administrative services at DBC's cost, as required. DBC's service obligation expires on October 29, 2005. In addition, DBC pays us a monthly, per subscriber fee for delivery of our news to DBC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and May 5, 2002. CBS has delivered $9.8 million of the additional $30.0 million in advertising as of March 31, 2001.

In January 2000, we entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. The joint venture, FTMarketWatch.com, launched in June 2000, and provides free, real-time financial and market news to Europe's rapidly growing communities of individual investors. Under the agreement, we licensed our trademark and technology to the joint venture and contributed certain domain names and 500,000 pounds sterling for a 50% interest in the joint venture. The Financial Times licenses its trademarks for a royalty fee, will provide 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for a 50% interest in the joint venture. In the quarter ended March 31, 2001, we contributed an additional $1.5 million to the joint venture to fund operations in accordance with the agreement and have a commitment to continue funding the joint venture for up to $4.3 million.

In January 2001 an affiliate of Pearson acquired a stake in MarketWatch.com, Inc. and held 34.0% of our outstanding common stock as of March 31, 2001.

Our ability to generate significant revenue or reach profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business, the volatile advertising market and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses to continue for the foreseeable future. Because of non-cash charges in connection with our acquisition of BigCharts, we also expect to incur net losses. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

Net Revenues

Net revenues are primarily derived from the licensing of our charting and news content and the sale of advertising on our Web sites and broadcast properties.  Net revenues decreased by 5% to $11.8 million for the three months ended March 31, 2001 from $12.4 million for the three months ended March 31, 2000. The decrease is a result of a decrease in advertising revenue for the quarter offset by an increase in licensing revenue. The decrease in advertising revenue was due to a decrease in the number of advertisers on our site and smaller advertising buys from some existing customers. Spending by our customers on web advertising has decreased in response to generally uncertain economic conditions. We cannot assure you that our customers will continue to purchase advertising on our web sites at the same level or at all.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive, and advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites or lower click-through advertising rates as a result of such competition or otherwise, future revenues could be adversely affected.

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

Cost of Revenues

Cost of net revenues primarily consists of costs related to advertising and news, including compensation, royalties payable to CBS and content providers, web site infrastructure costs and costs of serving ads, and costs related to license revenue including communication lines and data fees.

Cost of revenues increased by 9% to $4.8 million for the three months ended March 31, 2001 from $4.4 million for the three months ended March 31, 2000. Cost of revenues increased due to the addition of news reporters and editors, additional bandwidth costs to accommodate licensing services, and additional equipment costs to run the site.

As a percentage of net revenues, cost of revenues were 41% and 35% for the three months ended March 31, 2001 and March 31, 2000, respectively. The increase as a percentage of net revenues is due to the fixed nature of the costs and the decrease in revenue. We expect cost of revenues in absolute dollars to increase in the future as a result of increased royalty, initial costs in excess of revenues related to broadcast and broadband products and the addition of equipment and bandwidth costs to support our Web sites' traffic in the future.

Product Development

Product development expenses primarily consist of licensing fees for content, compensation for software developers, and expenses for contract programmers and developers. Product development expenses increased by 9% to $2.5 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000. Product development expenses increased due to the hiring of additional employees and an increase in depreciation expense related to capital expenditures for technology as we develop our Web sites' infrastructure.

Product development expenses were 21% and 19% of net revenues for the three months ended March 31, 2001 and March 31, 2000, respectively. The increase as a percentage of net revenues occurred as net revenues declined in the current quarter and personnel expenses and datasource fees increased. In absolute dollars, we expect to continue to increase product development expenditures to maintain and enhance our Web sites and product offerings.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, occupancy costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses increased by 16% to $3.6 million for the three months ended March 31, 2001 from $3.1 million for the three months ended March 31, 2000. As a percentage of net revenues, general and administrative costs were 31% and 25% for the three months ended March 31, 2001 and March 31, 2000, respectively. General and administrative expenses in absolute dollars increased due primarily to bad debt expense, increased headcount, occupancy, and consulting expenses. The absolute dollar level of general and administrative expense is expected to increase in future periods in support of our infrastructure.

Sales and Marketing

Sales and marketing expenses primarily consist of promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses decreased by 39% to $7.5 million for the three months ended March 31, 2001 from $12.3 million for the three months ended March 31, 2000. As a percentage of net revenues, sales and marketing expenses were 64% and 99% for the three months ended March 31, 2001 and March 31, 2000, respectively. Sales and marketing expenses decreased in absolute dollars during the quarter due to a number of factors, including a decrease in CBS in- kind advertising, a decrease in cash advertising spending and a decrease in commissions due to decreased advertising sales.

We anticipate that sales and marketing expenses in absolute dollars will decrease as we plan to leverage our direct sales organization and previous brand-building strategy.

Amortization of Intangibles

Of the $157.5 million purchase price for BigCharts, $152.5 million was allocated to goodwill, which is being amortized over 3 years, and $3.6 million was allocated to intangible assets, which are being amortized over periods ranging from 1.5 to 3.5 years.

Interest Income

Interest income of $602,000 for the three months ended March 31, 2001 and $168,000 for the three months ended March 31, 2000, resulted from interest earned on the proceeds from additional financing from CBS and DBC received on May 5, 2000.

Loss of Joint Venture

We recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture. Our portion of the loss was $1.1 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

Since inception on October 29, 1997, we have funded our operations primarily from cash contributed and advanced by DBC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash, cash equivalents and short term investments totaled $40.1 million at March 31, 2001, compared to $45.4 million at December 31, 2000.

Cash used in operating activities was $2.3 million for the quarter ended March 31, 2001, primarily due to a net loss of $19.9 million, offset by non-cash charges of $14.1 million in depreciation and amortization of goodwill, intangibles and property and equipment, $1.3 million in advertising provided by CBS and the loss in the joint venture of $1.1 million. Significant uses of cash in operation for the quarter ended March 31, 2001 include a decrease in accounts payable and accrued expenses offset by a decrease in accounts receivable.

Cash used in operating activities was $1.9 million for the quarter ended March 31, 2000, primarily due to a net loss of $22.7 million, offset by non-cash charges of $4.4 million for advertising provided by CBS and $13.9 million in depreciation of property and equipment and amortization of goodwill and intangibles. Significant uses of cash in operations for the quarter ended March 31, 2000 include costs associated with increased sales and marketing activities to establish and promote our products and services and increased headcount and related expenses, offset by an increase in accounts payable.

Cash used in investing activities was $3.2 million for the quarter ended March 31, 2001 and consisted of capital expenditures and the investment in our joint venture with the Financial Times Group. Capital expenditures have generally consisted of purchases of leasehold improvements related to leased facilities and computer hardware. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing. We also anticipate additional cash contributions to support the growth of our joint venture with the Financial Times Group.

Cash provided by investing activities was $2.0 million for the quarter ended March 31, 2000 and consisted primarily of the sale of short term investments, offset by capital expenditures and the investment in our joint venture with the Financial Times Group.

Cash provided by financing activities was $279,000 for the quarter ended March 31, 2001 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2001.

Cash provided by financing activities was $1.2 million for the quarter ended March 31, 2000 and primarily reflected proceeds from the sale of common stock.

As of March 31, 2001, commitments under noncancellable operating leases totaled $14.8 million through December 31, 2010. We have entered into certain agreements with Yahoo!, Inc., or Yahoo!, and America Online, Inc., or AOL, to make payments for advertising and slotting over the next two years. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site each month through the expiration of the agreement in December 2001. As of March 31, 2001, we are committed to pay $3.8 million to AOL over the next two years and a minimum of $1.5 million to Yahoo! in 2001.

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

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand For Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. We and other Web advertisers have recently experienced softening in demand for our advertising services due to decreased spending on Web advertising by companies and due to general uncertainty in the economy. We expect this reduced demand to continue in the future which will cause our advertising revenue to be lower than we expected. This would substantially harm our business and could result in a decline in the trading price of our common stock.

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

Because No Standard has been Widely Accepted to Measure the Effectiveness of Web Advertisements, Changes in Current Pricing Models Would Seriously Harm Our Operating Results

Different pricing models are used to sell advertising on the Web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Web advertising. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Web advertising.

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

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended April 30, 2001, the closing sale prices of our common stock on the NASDAQ National Market ranged from $1.62 to $35.25. As of April 30, 2001, the closing sale price was $2.75. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2001, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On and after April 17, 2001, four putative shareholder class action lawsuits were filed against us, certain of our current and former officers and directors, and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. Three of the lawsuits purport to be class actions filed on behalf of purchasers of our stock during the period January 15, 1999 through April 16, 2001, and the fourth lists the period January 14, 1999 through April 21, 2001. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We and our current and former officers and directors vigorously deny all allegations of wrongdoing and intend to vigorously defend the actions. We expect that plaintiffs will seek consolidation of the complaints. We expect that the lawsuits will be consolidated and that plaintiffs will file a consolidated complaint. We intend to file a motion to dismiss that complaint, and we are not required to respond before that complaint is filed. We are aware that fourteen other companies have been named in nearly identical lawsuits.

While the outcome of the claims against us cannot be predicted with certainty, management does not believe that the outcome of these legal matters will have a material adverse effect on our results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective January 31, 2001, Mr. Michael Jordan resigned from our board of directors.

Effective April 1, 2001, the Board appointed Ms. Christie Hefner and Mr. Barry Herstein to serve as members of our board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  None

  Reports on the Form 8-K

No reports on the Form 8-K were filed in the quarter ended March 31, 2001.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.
(Registrant)

Dated: May 15, 2001

By:	/s/ JOAN P. PLATT

Joan P. Platt
Chief Financial Officer
(Principal Financial and Accounting Officer)