Form 10-Q
period 2001-06-30
MARKETWATCH COM INC
filed 2001-08-14
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of August 1, 2001 was 16,637,577.

MarketWatch.com, Inc.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2001

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

MarketWatch.com, Inc.

Condensed Balance Sheets

(in thousands)

                                                         June 30,     December 31
                                                           2001           2000
                                                       ------------  ------------
                                                       (unaudited)
                          Assets
Current assets:
  Cash and cash equivalents ..........................$     37,333   $    45,356
  Accounts receivable, net ...........................       9,894        11,838
  Prepaid expenses ...................................       2,303         2,497
                                                       ------------  ------------
          Total current assets .......................      49,530        59,691
                                                       ------------  ------------

Property and equipment, net ..........................      11,272        10,846
Intangible assets, net ...............................         526         1,129
Goodwill, net ........................................      46,595        72,010
Other assets .........................................         582           564
                                                       ------------  ------------
          Total assets ...............................$    108,505   $   144,240
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................$      5,959   $     5,810
  Accrued expenses ...................................       4,683         4,825
  Accumulated losses of joint venture in excess of
    investment........................................         646            --
  Deferred revenue ...................................         428           188
                                                       ------------  ------------
          Total current liabilities ..................      11,716        10,823
                                                       ------------  ------------

Stockholders' equity:
  Common stock .......................................         167           166
  Additional paid-in capital .........................     319,748       319,425
  Contribution receivable ............................     (18,861)      (21,539)
  Accumulated deficit ................................    (204,265)     (164,635)
                                                       ------------  ------------
          Total stockholders' equity .................      96,789       133,417
                                                       ------------  ------------
          Total liabilities and
             stockholders' equity ....................$    108,505   $   144,240
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Operations

(in thousands, except per share data)

                                      Three Months Ended     Six Months Ended

                                           June 30,              June 30,
                                    --------------------- ---------------------
                                       2001       2000       2001       2000
                                    ---------- ---------- ---------- ----------
Net revenues:
  Advertising......................$    4,864 $    9,194 $   10,043 $   17,921
  Licensing........................     6,217      3,481     12,082      6,376
  Other............................       787        644      1,556      1,423
                                    ---------- ---------- ---------- ----------
       Total net revenues..........    11,868     13,319     23,681     25,720

Cost of revenues...................     4,774      5,355      9,584      9,794
                                    ---------- ---------- ---------- ----------
       Gross profit................     7,094      7,964     14,097     15,926
                                    ---------- ---------- ---------- ----------
Operating expenses:
  Product development..............     2,166      2,070      4,651      4,370
  General and administrative.......     3,638      3,571      7,283      6,687
  Sales and marketing..............     6,140     12,812     13,678     25,159
  Amortization of goodwill
    and intangibles................    12,800     12,850     25,601     25,700
  Restructuring charges............     1,409         --      1,409         --
                                    ---------- ---------- ---------- ----------
       Total operating expenses....    26,153     31,303     52,622     61,916
                                    ---------- ---------- ---------- ----------

Loss from operations...............   (19,059)   (23,339)   (38,525)   (45,990)
Interest income, net...............       415        295      1,017        463
Equity in loss of joint venture....    (1,067)      (897)    (2,122)    (1,120)
                                    ---------- ---------- ---------- ----------
Net loss...........................$  (19,711)$  (23,941)$  (39,630)$  (46,647)
                                    ========== ========== ========== ==========
Basic and diluted net loss per
  share............................$    (1.19)$    (1.54)$    (2.39)$    (3.15)
                                    ========== ========== ========== ==========
Shares used in the calculation
  of basic and diluted net loss
  per share........................    16,607     15,578     16,590     14,801
                                    ========== ========== ========== ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                     ------------------------
                                                         2001         2000
                                                     -----------  -----------
Cash flows used in operating activities:
  Net loss..........................................$   (39,630) $   (46,647)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Provision for bad debt.........................        925          255
     Depreciation and amortization..................     28,499       28,345
     Equity in loss of joint venture................      2,122        1,120
     Noncash charges from stockholder...............      2,678       10,358
     Changes in operating assets and liabilities:
       Accounts receivable..........................      1,019       (2,761)
       Prepaid expenses and other assets............        176         (313)
       Accounts payable and accrued expenses........          7        1,533
       Deferred revenue.............................        240         (304)
                                                     -----------  -----------
     Net cash used in operating activities..........     (3,964)      (8,414)
                                                     -----------  -----------
Cash flows used in investing activities:
  Sale of short term investments....................         --        4,979
  Purchase of property and equipment................     (2,907)      (6,482)
  Investment in joint venture.......................     (1,476)        (800)
                                                     -----------  -----------
        Net cash used in investing activities.......     (4,383)      (2,303)
                                                     -----------  -----------
Cash flows provided by financing activities:
  Issuance of common stock..........................        324        1,418
  Contributions from CBS and DBC.....................        --       56,000
                                                     -----------  -----------
        Net cash provided by financing activities...        324       57,418
                                                     -----------  -----------
Net change in cash..................................     (8,023)      46,701
Cash and cash equivalents at the beginning of period      45,356       9,500
                                                     -----------  -----------
Cash and cash equivalents at the end of period......$     37,333  $   56,201
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

MARKETWATCH.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis of Presentation

The interim financial data as of June 30, 2001 and for the six months ended June 30, 2001 and 2000 is unaudited; however, in the opinion of MarketWatch.com, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company

The Company, a leading Web-based provider of comprehensive, real-time business news, financial programming and analytic tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation ("DBC") and CBS Broadcasting Inc. ("CBS"), with each owning a 50% interest in the Company. In January 1999, the Company converted into a corporation and completed an initial public offering of 3,162,500 share of common stock. In February 2000, DBC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson, plc. Upon the closing of the merger, the Financial Times Group transferred the FTAM to DBC in exchange for approximately 60% of the outstanding common stock of DBC. In January 2001, an affiliate of Pearson plc acquired DBC's 34.1% stake in MarketWatch.com, Inc.

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

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Statement also broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company will adopt the provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001, on January 1, 2002. During the quarter and six-month period ended June 30, 2001, amortization of goodwill and intangibles totaled approximately $13.0 million and $26.0 million, respectively.

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

Options to purchase 2,648,217 and 2,449,497 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti- dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $682,000 and $1.0 million for the three months ended June 30, 2001 and 2000, respectively, and $1.3 million and $1.7 million for the six months ended June 30, 2001 and 2000, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $1.4 million and $5.9 million at rate card value for the three months ended June 30, 2001 and 2000, respectively, and $2.7 million and $10.4 million at rate card for the six months ended June 30, 2001 and 2000, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $277,000 and $153,000 for the three months ended June 30, 2001 and June 30, 2000, respectively, and $545,000 and $306,000 for the six months ended June 30, 2001 and 2000, respectively.

Licensing revenues from DBC were $354,000 and $500,000 for the three months ended June 30, 2001 and 2000, respectively, and $788,000 and $969,000 for the six months ended June 30, 2001 and 2000, respectively. In addition, the Company recognized revenue of $327,000 and $491,000 for the three months ended June 30, 2001 and 2000, respectively, and $732,000 and $992,000 for the six months ended June 30, 2001 and 2000, respectively, from advertising on television programming on CBS stations, and costs of $327,000 and $575,000 for the three months ended June 30, 2001 and 2000, respectively, and $690,000 and $1.2 million for the six months ended June 30, 2001 and 2000, respectively, for production of the television programming.

DBC purchased $30,000 and $60,000 for the three months ended June 30, 2001 and 2000, respectively, and $63,000 and $120,000 for the six months ended June 30, 2001 and 2000, respectively, of advertising under insertion orders.

At June 30, 2001, $1.3 million was included in accounts receivable for radio and television revenue due from CBS. In addition, $392,000 was included in the Company's accounts receivable related to license and subscription revenues due from DBC. At June 30, 2001, the Company had a liability of $717,000 owed to CBS for royalty fees.

Direct charges for subscription revenues for certain DBC data feeds were $38,000 and $70,000 for the three months ended June 30, 2001 and 2000, respectively, and $93,000 and $170,000 for the six months ended June 30, 2001 and 2000, respectively. Under the terms of the Amended and Restated Licensing Agreement, DBC will provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $0 and $192,000 for the three months ended June 30, 2001 and 2000, respectively, and $106,000 and $385,000 for the six months ended June 30, 2001 and 2000, respectively.

An executive of the Company is also a member of the Board of Directors of a customer. For the three and six months ended June 30, 2001, $80,000 of advertising revenues were attributable to this customer and for the three and six months ended June 30, 2000, $50,000 and $130,000, respectively, of advertising revenues were attributable to this customer.

Note 5 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of June 30, 2001, the Company had paid out $300,000 related to severance and employee costs and $580,000 remains to be paid out for lease costs and other expenses.

Note 6 - Stock Exchange Program

In April 2001, the Company's board of directors approved a voluntary stock option exchange program. The program, offered in June 2001, provided the Company's employees and directors the opportunity to cancel certain stock options with exercise prices below the current market value of MarketWatch.com stock, in exchange for new options to purchase 75% of the shares subject to the cancelled options. The new options will be granted on or after January 19, 2002 at the then fair market value of the Company's common stock. Options to purchase approximately 2.7 million shares were eligible for the exchange program. On July 18, 2001, the Company cancelled options to purchase approximately 989,000 shares, and expects to grant new options to purchase up to 742,000 shares on or after January 19, 2002.

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
  DBC provided us with part of our Web site infrastructure and certain operational and administrative services at DBC's cost. DBC's service obligation expires on October 29, 2005. In addition, DBC pays us a monthly, per subscriber fee for delivery of our news to DBC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and May 5, 2002. CBS has delivered $11.1 million of the additional $30.0 million in advertising as of June 30, 2001.

In January 2000, we entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. The joint venture, FTMarketWatch.com, launched in June 2000, and provides free, real-time financial and market news to Europe's rapidly growing communities of individual investors. Under the agreement, we licensed our trademark and technology to the joint venture and contributed certain domain names and 500,000 pounds sterling for a 50% interest in the joint venture. The Financial Times licenses its trademarks for a royalty fee, will provide 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for a 50% interest in the joint venture. In the six months ended June 30, 2001, we contributed an additional $1.5 million to the joint venture to fund operations in accordance with the agreement and have a commitment to continue funding the joint venture for up to $4.3 million.

In January 2001, an affiliate of Pearson, plc acquired a stake in MarketWatch.com, Inc. and held 33.9% of our outstanding common stock as of June 30, 2001.

Our ability to generate significant revenue or reach profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business, the volatile advertising market and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We may continue to experience operating losses in the future. Because of non-cash charges in connection with our acquisition of BigCharts, we also expect to incur net losses through the end of the current year at which point the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes new accounting standards for goodwill acquired in a business combination including eliminating amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

Net Revenues

Net revenues are primarily derived from the licensing of our charting and news content and the sale of advertising on our Web sites and broadcast properties.  Net revenues decreased by 11% to $11.9 million for the three months ended June 30, 2001 from $13.3 million for the three months ended June 30, 2000 and 8% to $23.7 million for the six months ended June 30, 2001 from $25.7 million for the six months ended June 30, 2000. The decrease is a result of a decrease in advertising revenue offset by an increase in licensing revenue. The decrease in advertising revenue was due to a decrease in the number of advertisers on our web sites and smaller advertising buys from some existing customers. Spending by our customers on web advertising has decreased in response to generally uncertain economic conditions. We cannot assure you that our customers will continue to purchase advertising on our web sites at historic levels or at all, or that we will obtain new customers.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive and has experienced a recent softening in demand, therefore advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites for any reason, future revenues could be adversely affected.

The increase in license revenue was caused by several interrelated factors, including the following:

  Increase in the number of licensees;
  Increase in license products available; and
  Increased size and productivity of our sales force.

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

Cost of revenues decreased by 11% to $4.8 million for the three months ended June 30, 2001 from $5.4 million for the three months ended June 30, 2000 and decreased 2% to $9.6 million for the six months ended June 30, 2001 from $9.8 million for the six months ended June 30, 2000. Cost of revenues decreased primarily due to the decrease in news production personnel and CBS production costs and a decrease in the royalty payable due to CBS resulting from decreased revenues.

As a percentage of net revenues, cost of revenues was 40% for the three months ended June 30, 2001 and June 30, 2000 and 41% and 38% for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase as a percentage of net revenues for the six-month period is due to the fixed nature of the costs and the decrease in revenue. We expect cost of revenues in absolute dollars to increase in the future as a result of increased royalty, costs in excess of revenues related to broadcast products and the addition of equipment and bandwidth costs to support our Web sites' traffic in the future.

Product Development

Product development expenses primarily consist of licensing fees for content, compensation for software developers, and expenses for contract programmers and developers. Product development expenses increased by 5% to $2.2 million for the three months ended June 30, 2001 from $2.1 million for the three months ended June 30, 2000 and increased 7% to $4.7 million for the six months ended June 30, 2001 from $4.4 million for the six months ended June 30, 2000. Product development expenses increased primarily due to an increase in depreciation expense related to capital expenditures for technology as we develop our Web sites' infrastructure.

Product development expenses were 18% and 16% of net revenues for the three months ended June 30, 2001 and June 30, 2000, respectively and were 20% and 17% of net revenues for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase as a percentage of net revenues occurred as net revenues declined and personnel expenses and datasource fees increased. In absolute dollars, we expect to continue to increase product development expenditures to maintain and enhance our Web sites and product offerings.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, occupancy costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses remained flat at $3.6 million for the three months ended June 30, 2001 and the three months ended June 30, 2000, and increased 9% to $7.3 million for the six months ended June 30, 2001 from $6.7 million for the six months ended June 30, 2000. As a percentage of net revenues, general and administrative costs were 30% and 27% for the three months ended June 30, 2001 and June 30, 2000, respectively and 31% and 27% for the six months ended June 30, 2001 and June 30, 2000, respectively. General and administrative expenses in absolute dollars increased for the six-month period due primarily to bad debt expense, occupancy, and consulting expenses. The absolute dollar level of general and administrative expense is expected to increase in future periods in support of our infrastructure.

Sales and Marketing

Sales and marketing expenses primarily consist of promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses decreased by 52% to $6.1 million for the three months ended June 30, 2001 from $12.8 million for the three months ended June 30, 2000 and decreased 46% to $13.7 million for the six months ended June 30, 2001 from $25.2 million for the six months ended June 30, 2000. As a percentage of net revenues, sales and marketing expenses were 51% and 96% for the three months ended June 30, 2001 and June 30, 2000, respectively and 58% and 98% for the six months ended June 30, 2001 and June 30, 2000, respectively. Sales and marketing expenses decreased in absolute dollars during the quarter due to a number of factors, including a decrease in CBS in-kind advertising, a reduction in cash advertising spending and a decrease in commissions due to lower advertising sales.

We anticipate that sales and cash marketing expenses will decrease as we plan to leverage our direct sales organization and previous brand-building strategy.

Amortization of Intangibles

Of the $157.5 million purchase price for BigCharts, $152.5 million was allocated to goodwill, which is being amortized over 3 years, and $3.6 million was allocated to intangible assets, which are being amortized over periods ranging from 1.5 to 3.5 years.

2001 Restructuring Plan

In response to the continuing economic slowdown, we implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancement of our wireless and broadband businesses. We recorded a restructuring charge of $1.4 million consisting primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; lease costs of $510,000 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Minnesota that were vacated due to the reductions in workforce; write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value totaling $530,000; and legal and consulting costs of $70,000 related to the restructuring.

Interest Income

Interest income of $415,000 and $295,000 for the three months ended June 30, 2001 and 2000, respectively, and $1.0 million and $463,000 for the six month ended June 30, 2001 and June 30, 2000, respectively, resulted from interest earned on the proceeds from additional financing from CBS and DBC received on May 5, 2000.

Loss of Joint Venture

We recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture. Our portion of the loss was $1.1 million and $897,000 for the three months ended June 30, 2001 and 2000, respectively, and $2.1 million and $1.1 million for the six months ended June 30, 2001 and June 30, 2000, respectively.

Liquidity and Capital Resources

Since inception on October 29, 1997, we have funded our operations primarily from cash contributed and advanced by DBC, CBS and Pearson plc, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash, cash equivalents and short-term investments totaled $37.3 million at June 30, 2001, compared to $45.4 million at December 31, 2000.

Cash used in operating activities was $4.0 million for the six months ended June 30, 2001, primarily from a net loss of $39.6 million, offset by non-cash charges of $28.5 million in depreciation and amortization of goodwill, intangibles and property and equipment, $2.7 million in non-cash advertising provided by CBS and the loss in the joint venture of $2.1 million. Significant cash provided by operations for the six months ended June 30, 2001 include a decrease in accounts receivable and prepaid expenses as well as an increase in deferred revenue.

Cash used in operating activities of $8.4 million for the six months ended June 30, 2000 was primarily from a net loss of $46.6 million, offset by non-cash charges of $10.4 million for advertising provided by CBS and $28.3 million in depreciation of property and equipment and amortization of goodwill and intangibles. Significant uses of cash in operations for the six months ended June 30, 2000 include costs associated with increased sales and marketing activities to establish and promote our products and services, increased headcount and related expenses, an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

Cash used in investing activities was $4.4 million for the six months ended June 30, 2001 and consisted of capital expenditures and the investment in our joint venture with the Financial Times Group. Capital expenditures have generally consisted of purchases of leasehold improvements related to leased facilities and computer hardware. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception. We also anticipate additional cash contributions to support the growth of our joint venture with the Financial Times Group.

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

Cash provided by financing activities was $324,000 for the six months ended June 30, 2001 and reflected proceeds from the sale of common stock through the exercise of stock options.

Cash provided by financing activities was $57.4 million for the six months ended June 30, 2000. In May 2000, we issued 1,136,814 shares of our common stock to each of DBC, for $43.0 million in cash, and CBS for $13.0 million in cash and $30.0 million in rate card advertising.

As of June 30, 2001, commitments under noncancellable operating leases totaled $14.3 million through December 31, 2010. We have entered into certain agreements with Yahoo!, Inc., or Yahoo!, and America Online, Inc., or AOL, to make payments for advertising and slotting over the next two years. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web site each month through the expiration of the agreement in December 2001. As of June 30, 2001, we are committed to pay $3.2 million to AOL over the next two years and a minimum of $1.5 million to Yahoo! in 2001.

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
  The ability to develop new services;
  The success of our joint venture in Europe with the Financial Times Group;
  Our ability to enter into or renew on favorable terms our marketing and distribution agreements;
  The amount and timing of our costs related to our marketing efforts or other initiatives;
  The amount and timing of costs related to our new product development efforts;
  Fees we may pay for distribution or content agreements or other costs we incur as we expand our operations;
  New services introduced by us or our competitors;
  The level of Web usage;
  Competitive factors;
  Costs associated with restructuring activity;
  Technical difficulties or system downtime affecting the Web generally or the operation of our Web sites; or
  Economic conditions specific to the Web as well as general economic conditions.

We have incurred operating losses in each fiscal quarter since we were formed. We may continue to experience operating losses in the future.

Over time, our revenues have come from a mix of advertising, content licensing, broadcasting and subscription service fees. Our revenue has grown more slowly than we expected during the past several quarters due to decreased spending by companies on Web advertising together with increasingly uncertain economic and market conditions. We expect our quarterly revenues and operating results to be particularly affected by the changes in the level of our advertising revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues, particularly advertising revenues, than we expect, we may not be able to quickly reduce our spending in response. In addition, we have and will expect to continue to increase our operating expenses to grow our business. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We believe that traffic levels on our Web sites typically fluctuate with the occurrence of significant events in the business and financial news, such as fluctuations in the stock markets, which could cause changes in our audience size.

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

Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy and may find it more difficult to measure the effectiveness of web advertising. In addition, our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to offer a desirable opportunity for on-line advertising.

Because No Standard has been Widely Accepted to Measure the Effectiveness of Web Advertisements, Changes in Current Pricing Models Would Seriously Harm Our Operating Results

Different pricing models are used to sell advertising on the Web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. In addition, our advertising revenues could be adversely affected if we are unable to adapt to new forms of Web advertising. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Web advertising.

We Depend on Our Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships and continue to pay significant fees to maintain these types of relationships.

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

We Depend on License Revenues, And If License Revenues Were To Decline, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from licensing of our content for the foreseeable future. License revenues depend on new customer contracts and customer contract renewals and could decrease if new business is not found or customers choose to renew for lesser amounts, terminate early or forego renewal. A significant amount of our license revenue is earned from brokerages and financial service companies. The amount of license revenues depends on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenue could also be limited as there are a limited number of brokerages and financial service companies. Further, the existing brokerage and financial service companies may merge which would further reduce the number of customers. In addition, certain license contracts guarantee the performance of our web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

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

Our Current Restructuring Plan May Not Meet Objectives And Could Adversely Affect Our Results of Operations and Financial Position

In response to the economic slowdown in the second quarter of 2001, we implemented a restructuring plan to reduce our operating costs by discontinuing initiatives and enhancements of our wireless and broadband businesses. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans for restructuring in order to reduce our operating costs. Developing and implementing restructuring plans is time consuming and could divert management attention, which could have an adverse effect on our financial results.

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended June 30, 2001, the closing sale prices of our common stock on the NASDAQ National Market ranged from $1.84 to $24.75. As of August 1, 2001, the closing sale price was $2.60. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2001, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We have not engaged in any hedging transactions to date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On and after April 17, 2001, five putative shareholder class action lawsuits were filed against us, certain of our current and former officers and directors, and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. Four of the lawsuits purport to be class actions filed on behalf of purchasers of our stock during the period January 15, 1999 through April 16, 2001, and the fifth lists the period January 14, 1999 through April 21, 2001. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We and our current and former officers and directors vigorously deny all allegations of wrongdoing and intend to vigorously defend the actions. We expect that plaintiffs will seek consolidation of the complaints. We expect that the lawsuits will be consolidated and that plaintiffs will file a consolidated complaint. We intend to file a motion to dismiss that complaint, and we are not required to respond before that complaint is filed. We are aware that over one hundred other companies have been named in nearly identical lawsuits.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

On May 31, 2001, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the following proposals. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange act of 1934, as amended. As of April 27, 2001, the record date for the annual meeting, there were approximately 16,603,219 shares of common stock entitled to vote, of which 15,291,177 shares of common stock were present in person or by proxy and voted at the meeting.

  Proposal to elect eleven directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

DIRECTORS	For	Withheld

Larry Kramer .................	15,235,709	55,468
Andrew Heyward ...............	15,234,938	56,239
Robert H. Lessin .............	15,230,265	60,912
Daniel Mason .................	15,234,848	56,329
Russell I. Pillar ............	15,229,460	61,717
Stephen Hill .................	15,229,447	61,730
John Makinson ................	15,229,485	61,692
Peter Glusker ................	15,229,460	61,717
Giles Spackman ...............	15,229,447	61,730
Christie Hefner ..............	15,223,885	67,692
Barry Herstein ...............	15,229,572	61,605

  Proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ended December 31, 2001.

For ..........................	15,282,578
Against ......................	7,421
Abstain ......................	1,178
Not Voted ....................	1,312,042

  ITEM 5. OTHER INFORMATION

  None.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Index to Exhibits

    The exhibits filed as part of this Form 10-Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

    Reports on the Form 8-K

  No reports on the Form 8-K were filed in the quarter ended June 30, 2001.

  MarketWatch.com, Inc.

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.
(Registrant)

  Dated: August 14, 2001

By:	/s/ JOAN P. PLATT

Joan P. Platt
Chief Financial Officer
(Principal Financial and Accounting Officer)

  MarketWatch.com, Inc.

  INDEX TO EXHIBITS

Exhibit Title	Exhibit Number
Employment Agreement dated as of July 1, 2001 between the Registrant and Lawrence S. Kramer	10.01