Form 10-Q
period 2001-09-30
MARKETWATCH COM INC
filed 2001-11-14
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of October 29, 2001 was 16,739,631.

MarketWatch.com, Inc.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2001

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

MarketWatch.com, Inc.
Condensed Balance Sheets
(in thousands)

                                                       September 30,   December 31,
                                                           2001           2000
                                                       ------------  ------------
                                                       (unaudited)
                          Assets
Current assets:
  Cash and cash equivalents ..........................$     36,324  $     45,356
  Accounts receivable, net ...........................       7,768        11,838
  Prepaid expenses ...................................       1,997         2,497
                                                       ------------  ------------
          Total current assets .......................      46,089        59,691
                                                       ------------  ------------
Property and equipment, net ..........................      10,847        10,846
Intangible assets, net ...............................         433         1,129
Goodwill, net ........................................      33,887        72,010
Other assets .........................................         145           564
                                                       ------------  ------------
          Total assets ...............................$     91,401  $     144,240
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................$      4,177  $      5,810
  Accrued expenses ...................................       4,751         4,825
  Deferred revenue ...................................         209           188
                                                       ------------  ------------
          Total current liabilities ..................       9,137        10,823
                                                       ------------  ------------

Stockholders' equity:
  Preferred stock ....................................         --            --
  Common stock .......................................         168           166
  Additional paid-in capital .........................     319,905       319,425
  Contribution receivable ............................     (17,499)      (21,539)
  Accumulated deficit ................................    (220,310)     (164,635)
                                                       ------------  ------------
          Total stockholders' equity .................      82,264       133,417
                                                       ------------  ------------
          Total liabilities and
             stockholders' equity ....................$     91,401  $    144,240
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.
Unaudited Condensed Statements of Operations
(in thousands, except per share data)

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                    --------------------- ---------------------
                                       2001       2000       2001       2000
                                    ---------- ---------- ---------- ----------
Net revenues:
  Advertising......................$    3,385 $    8,356 $   13,428 $   26,277
  Licensing........................     6,360      4,226     18,442     10,602
  Other............................       783        935      2,339      2,358
                                    ---------- ---------- ---------- ----------
       Total net revenues..........    10,528     13,517     34,209     39,237

Cost of revenues...................     4,527      5,606     14,111     15,400
                                    ---------- ---------- ---------- ----------
       Gross profit................     6,001      7,911     20,098     23,837
                                    ---------- ---------- ---------- ----------
Operating expenses:
  Product development..............     1,905      2,144      6,556      6,514
  General and administrative.......     2,787      3,853     10,070     10,540
  Sales and marketing..............     5,527      8,841     19,205     34,000
  Amortization of goodwill
    and intangibles................    12,801     12,849     38,402     38,549
  Restructuring charges............        --         --      1,409         --
                                    ---------- ---------- ---------- ----------
       Total operating expenses....    23,020     27,687     75,642     89,603
                                    ---------- ---------- ---------- ----------
Loss from operations...............   (17,019)   (19,776)   (55,544)   (65,766)
Interest income, net...............       329        883      1,345      1,346
Equity in gain (loss) of joint
  venture..........................       645     (1,416)    (1,476)    (2,536)
                                    ---------- ---------- ---------- ----------
Net loss...........................$  (16,045)$  (20,309)$  (55,675)$  (66,956)
                                    ========== ========== ========== ==========
Basic and diluted net loss
  per share .......................$    (0.96)$    (1.23)$    (3.35)$    (4.19)
                                    ========== ========== ========== ==========
Shares used in the calculation of
  basic and diluted net loss
  per share.........................   16,678     16,473     16,620     15,992
                                    ========== ========== ========== ==========

The accompanying notes are an integral part of these condensed financial statements.

MARKETWATCH.COM, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                     ------------------------
                                                         2001          2000
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss..........................................$   (55,675) $   (66,956)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
     Equity in loss of joint venture................      1,476        2,536
     Provision for doubtful accounts................      1,010          450
     Depreciation and amortization..................     42,607       42,552
     Noncash charges from stockholder...............      4,040       12,061
     Changes in operating assets and liabilities:
       Accounts receivable..........................      3,060       (5,384)
       Prepaid expenses and other assets............        919          (87)
       Accounts payable and accrued expenses........     (1,707)       3,476
       Deferred revenue.............................         21         (286)
                                                     -----------  -----------
        Net cash used in operating activities.......     (4,249)     (11,638)
                                                     -----------  -----------
Cash flows from investing activities:
  Sale of short term investments....................         --        4,979
  Purchase of property and equipment................     (3,789)      (8,202)
  Investment in joint venture.......................     (1,476)      (3,882)
                                                     -----------  -----------
        Net cash used in investing activities.......     (5,265)      (7,105)
                                                     -----------  -----------
Cash flows from financing activities:
  Issuance of common stock..........................        482        1,638
  Contributions from CBS and DBC.....................        --       56,000
                                                     -----------  -----------
        Net cash provided by financing activities...        482       57,638
                                                     -----------  -----------
Net change in cash..................................     (9,032)      38,895
Cash and cash equivalents at beginning of period....     45,356        9,500
                                                     -----------  -----------
Cash and cash equivalents at end of period..........$    36,324  $    48,395
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

MARKETWATCH.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis of Presentation

The interim financial data as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 is unaudited; however, in the opinion of MarketWatch.com, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company

The Company, a leading provider of comprehensive, real-time business news, financial programming and analytic tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation, now known as Interactive Data Corporation ("IDC") and CBS Broadcasting Inc. ("CBS"), with each owning a 50% interest in the Company. In January 1999, the Company converted into a corporation and completed an initial public offering of 3,162,500 shares of common stock. In February 2000, DBC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson, plc. Upon the closing of the merger, the Financial Times Group transferred the FTAM to DBC in exchange for approximately 60% of the outstanding common stock of DBC. In January 2001, an affiliate of Pearson plc acquired DBC's 34.1% stake in MarketWatch.com, Inc.

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

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements made significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company will adopt the provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001, on January 1, 2002. Amortization of goodwill and intangibles totaled approximately $12.8 million and $13.1 million for the three months ended September 30, 2001 and 2000, respectively, and $38.4 million and 39.3 million for the nine months ended September 30, 2001 and 2000, respectively.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 is effective for the Company for all financial statements issued in 2002.

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

Options to purchase 1,696,577 and 2,417,097 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $658,000 and $593,000 for the three months ended September 30, 2001 and 2000, respectively, and $2.0 million and $2.4 million for the nine months ended September 30, 2001 and 2000, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $1.4 million and $1.7 million at rate card value for the three months ended September 30, 2001 and 2000, respectively, and $4.1 million and $12.1 million for the nine months ended September 30, 2001 and 2000, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $300,000 and $176,000 for the three months ended September 30, 2001 and 2000, respectively, and $845,000 and $482,000 for the nine months ended September 30, 2001 and 2000, respectively.

Licensing revenues from IDC were $306,000 and $491,000 for the three months ended September 30, 2001 and 2000, respectively, and $1.1 million and $1.5 million for the nine months ended September 30, 2001 and 2000, respectively. In addition, the Company recognized revenue of $300,000 and $515,000 for the three months ended September 30, 2001 and 2000, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2001 and 2000, respectively, from television programming on CBS stations, and costs to CBS of $240,000 and $363,000 for the three months ended September 30, 2001 and 2000, respectively, and $930,000 and $1.6 million for the nine months ended September 30, 2001 and 2000, respectively, for production of the television programming.

IDC purchased $30,000 and $88,000 for the three months ended September 30, 2001 and 2000, respectively, and $93,000 and $208,000 for the nine months ended September 30, 2001 and 2000 respectively, of advertising under an insertion order.

At September 30, 2001, $1.1 million was included in accounts receivable for radio and television programming revenue due from CBS. In addition, $338,000 was included in the Company's accounts receivable related to license and subscription revenues due from IDC. At September 30, 2001, the Company had a liability of $703,000 owed to CBS for royalty fees.

Direct charges for subscription revenues for certain IDC data feeds were $29,000 and $63,000 for the three months ended September 30, 2001 and 2000, respectively, and $122,000 and $233,000 for the nine months ended September 30, 2001 and 2000, respectively. Under the terms of the Amended and Restated Services Agreement, IDC agreed to provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $0 and $175,000 for the three months ended September 30, 2001 and 2000, respectively, and $106,000 and $560,000 for the nine months ended September 30, 2001 and 2000, respectively.

An executive of the Company was also a member of the board of directors of a customer. For the three and nine months ended September 30, 2001, $0 and $80,000 of advertising revenues were attributable to this customer, respectively, and for the three and nine months ended September 30, 2000, $50,000 and $180,000, respectively, of advertising revenues were attributable to this customer.

Note 5 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of September 30, 2001, the Company had paid $300,000 related to severance and employee costs and $450,000 remains for lease costs and other expenses.

Note 6 - Joint Venture Agreement

On October 2, 2001, the Company signed a non-binding memorandum of understanding ("MOU") to transfer its ownership of the joint venture, FT Marketwatch.com, to the Financial Times Group. Prior to the signing of the MOU, we recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership and funding commitment to the joint venture through August 31, 2001. Our portion of the loss was $1.4 million for the three months ended September 30, 2000, and $1.5 million and $2.5 million for the nine months ended September 30, 2001 and 2000, respectively. Since we no longer have a commitment to fund the joint venture, we reversed previously recorded losses of $645,000 during the three months ended September 30, 2001.

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

Since our formation, we have operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. Most of these services are available free of charge. We sell advertising banners and sponsorships on our Web sites; license our content and tools to electronic brokers, financial publishers and portals; generate revenue from advertising through our television and radio programs; and sell subscriptions to certain IDC products.

We have several agreements with CBS and IDC that include the following:

  Upon formation of MarketWatch.com into a corporation, CBS agreed to contribute $30.0 million in advertising valued at rate card through October 2002. The $30.0 million contribution was delivered in full by June 30, 2000;
  CBS licenses its trademark and certain news content for royalties approximating 8% of all of our net revenues other than revenue attributable to IDC and certain other revenue. The license agreement expires in October 2005;
  IDC provided us with part of our Web site infrastructure and certain operational and administrative services at IDC's cost. IDC's service obligation expires on October 29, 2005. In addition, IDC pays us a monthly, per subscriber fee for delivery of our news to IDC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and May 5, 2002. CBS has delivered $12.5 million of the additional $30.0 million in advertising as of September 30, 2001.

In January 2000, we entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. The joint venture, FTMarketWatch.com, launched in June 2000, and provides free, real-time financial and market news to Europe's rapidly growing communities of individual investors. Under the agreement, we licensed our trademark and technology to the joint venture and contributed certain domain names and 500,000 pounds sterling for a 50% interest in the joint venture. The Financial Times licensed its trademarks for a royalty fee, will provide 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for a 50% interest in the joint venture. In the nine months ended September 30, 2001, we contributed an additional $1.5 million to the joint venture to fund operations in accordance with the agreement. On October 2, 2001 the Company signed a non-binding memorandum of understanding, or MOU, to transfer its ownership of FTMarketwatch.com to the Financial Times Group, eliminating the joint venture relationship.

In January 2001, an affiliate of Pearson, plc acquired a stake in MarketWatch.com, Inc. and held 33.7% of our outstanding common stock as of September 30, 2001.

Our ability to generate significant revenue or reach profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business and the volatile advertising market, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We may continue to experience operating losses in the future. Because of non-cash charges in connection with our acquisition of BigCharts, we also expect to incur net losses through the end of the current year at which point the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 established new accounting standards for goodwill acquired in a business combination, including eliminating amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

Net Revenues

Net revenues are derived from the licensing of our content, sale of advertising on our Web sites, distribution of television and radio broadcasts, subscription sales of IDC products, and the sale of news to IDC, CBS and other customers. Net revenues decreased by 22% to $10.5 million for the three months ended September 30, 2001 from $13.5 million for the three months ended September 30, 2000 and decreased 13% to $34.2 million for the nine months ended September 30, 2001 from $39.2 million for the nine months ended September 30, 2000. The decrease is a result of a reduction in advertising revenue offset by an increase in licensing revenue. Advertising revenue declined due to a decrease in the number of advertisers on our Web sites and smaller advertising buys from some existing customers. Spending by our customers on Web advertising has primarily decreased in response to generally uncertain economic conditions. We cannot assure you that our customers will continue to purchase advertising on our Web sites at historic levels or at all, or that we will obtain new customers.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can and have ceased advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive and has experienced a recent significant softening in demand, therefore advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites for any reason, future revenues could be adversely affected.

The increase in license revenue was caused by several interrelated factors, including the following:

  Increase in the number of licensees;
  Increase in license products available; and
  Increased size and productivity of our sales force.

License revenues depend on customer contract renewals and could decrease if customers choose to renew for lesser amounts, terminate early or forego renewal, or we do not obtain new customers. A significant amount of our license revenue is earned from brokerages and financial service companies. The amount of license revenues depends on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenues could also be limited as there are a limited number of brokerages and financial service companies to license our content. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

Cost of Revenues

Cost of revenues primarily consists of costs related to advertising and news, including compensation, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties, fees paid for data, amortization of intangibles associated with the purchase of BigCharts, Web site infrastructure costs, costs of serving ads, costs related to license revenues including bandwidth and data fees, and costs related to subscriptions including exchange fees and communication lines.

Cost of revenues decreased by 20% to $4.5 million for the three months ended September 30, 2001 from $5.6 million for the three months ended September 30, 2000 and decreased 8% to $14.1 million for the nine months ended September 30, 2001 from $15.4 million for the nine months ended September 30, 2000. Cost of revenues decreased primarily due to the decrease in news production personnel and CBS production costs and a decrease in the royalties payable due to CBS resulting from decreased revenues.

As a percentage of net revenues, cost of revenues were 43% and 41% for the three months ended September 30, 2001 and 2000, respectively, and 41% and 39% for the nine months ended September 30, 2001 and 2000, respectively. The increase as a percentage of net revenues for the three and nine-month periods is due to the fixed nature of the costs and the decrease in revenues.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers, and expenses for contract programmers and developers. Product development expenses decreased by 10% to $1.9 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000 and increased 2% to $6.6 million for the nine months ended September 30, 2001 from $6.5 million for the nine months ended September 30, 2000. Product development expenses decreased for the three-month period due to a decrease in personnel costs and data source fees. Product development expenses increased for the nine-month period primarily due to an increase in depreciation expense related to capital expenditures for technology as we further developed our Web sites' infrastructure.

Product development expenses were 18% and 16% of net revenues for the three months ended September 30, 2001 and 2000, respectively, and 19% and 17% for the nine months ended September 30, 2001 and 2000, respectively. The increase as a percentage of net revenues for the three and nine-month periods occurred as net revenues declined.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, allocations from IDC for administrative services, occupancy and facility costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses decreased by 28% to $2.8 million for the three months ended September 30, 2001 from $3.9 million for the three months ended September 30, 2000 and decreased 4% to $10.1 million for the nine months ended September 30, 2001 from $10.5 million for the nine months ended September 30, 2000. As a percentage of net revenues, general and administrative costs were 26% and 29% for the three months ended September 30, 2001 and 2000, respectively, and 29% and 27% for the nine months ended September 30, 2001 and 2000, respectively. General and administrative expenses in absolute dollars decreased due primarily to a decrease in headcount, legal, bad debt, travel and consulting expenses.

Sales and Marketing

Sales and marketing expenses primarily consist of non-cash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses decreased by 38% to $5.5 million for the three months ended September 30, 2001 from $8.8 million for the three months ended September 30, 2000 and decreased 44% to $19.2 million for the nine months ended September 30, 2001 from $34.0 million for the nine months ended September 30, 2000. As a percentage of net revenues, sales and marketing expenses were 52% and 65% for the three months ended September 30, 2001 and 2000, respectively, and 56% and 87% for the nine months ended September 30, 2001 and 2000, respectively. Sales and marketing expenses decreased during the quarter due to a number of factors, including a decrease in CBS in-kind advertising, a reduction in cash advertising spending and a decrease in commissions due to lower advertising sales. We expect to increase our non-cash advertising from CBS over the next six months due to the fact that the in-kind advertising agreement expires in May 2002.

Amortization of Intangibles

Of the $157.5 million purchase price for BigCharts, $152.5 million was allocated to goodwill, which is being amortized over 3 years, and $3.6 million was allocated to intangible assets, which are being amortized over periods ranging from 1.5 to 3.5 years. On January 1, 2002, we will adopt FAS 142 and cease amortization of our goodwill balance and instead periodically evaluate goodwill for impairment.

2001 Restructuring Plan

In response to the continuing economic slowdown, we implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancement of our wireless and broadband businesses. We recorded a restructuring charge of $1.4 million consisting primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; lease costs of $510,000 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Minnesota that were vacated due to the reductions in workforce; write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value totaling $530,000; and legal and consulting costs of $70,000 related to the restructuring. At September 30, 2001, we had $450,000 remaining in our restructuring accrual.

Interest Income

Interest income of $329,000 and $883,000 for the three months ended September 30, 2001 and 2000, respectively, and $1.3 million for the nine months ended September 30, 2001 and 2000 resulting from interest earned on the proceeds from additional financing from CBS and IDC received on May 5, 2000. Interest income for the three months ended September 30, 2001 decreased as a result of continued depletion of proceeds.

Loss of Joint Venture

On October 2, 2001, we signed a non-binding MOU to transfer our ownership in FTMarketwatch.com to the Financial Times Group, thereby eliminating the joint venture relationship. Prior to the signing of the MOU, we recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture through August 31, 2001. Our portion of the loss was $1.4 million for the three months ended September 30, 2000, and $1.5 million and $2.5 million for the nine months ended September 30, 2001 and 2000, respectively. Since we no longer have a commitment to fund the joint venture, we reversed previously recorded losses of $645,000 during the three months ended September 30, 2001.

Liquidity and Capital Resources

Since inception on October 29, 1997, we have funded our operations primarily from cash contributed and advanced by DBC, CBS and Pearson plc, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash, cash equivalents and short-term investments totaled $36.3 million at September 30, 2001, compared to $45.4 million at December 31, 2000.

Cash used in operating activities was $4.2 million for the nine months ended September 30, 2001, primarily from a net loss of $55.7 million, offset by non-cash charges of $42.6 million in depreciation and amortization of goodwill, intangibles and property and equipment, $4.0 million in non-cash advertising provided by CBS, bad debt expense of $1.0 million and the loss in the joint venture of $1.5 million. Significant cash provided by operations for the nine months ended September 30, 2001 include a decrease in accounts receivable and prepaid expenses partially offset by a decrease in accounts payable and accrued expenses.

Cash used in operating activities of $11.6 million for the nine months ended September 30, 2000 was primarily due to a net loss of $67.0 million, offset by $42.6 million in depreciation of property and equipment and amortization of goodwill and intangibles and non-cash charges of $12.1 million for advertising provided by CBS. Significant uses of cash in operations for the nine months ended September 30, 2000 include costs associated with increased sales and marketing activities to establish and promote our products and services, increased headcount and related expenses, and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

Cash used in investing activities was $5.3 million for the nine months ended September 30, 2001 and consisted of capital expenditures and the investment in our joint venture with the Financial Times Group. Capital expenditures have generally consisted of purchases of leasehold improvements related to leased facilities and computer hardware.

Cash used in investing activities was $7.1 million for the nine months ended September 30, 2000 and consisted primarily of the sale of short-term investments, offset by capital expenditures and the investment in our joint venture with the Financial Times Group.

Cash provided by financing activities was $482,000 for the nine months ended September 30, 2001 and reflected primarily proceeds from the sale of common stock through the employee stock purchase plan.

Cash provided by financing activities was $57.6 million for the nine months ended September 30, 2000. In May 2000, we issued 1,136,814 shares of our common stock to each of DBC, for $43.0 million in cash, and CBS for $13.0 million in cash and $30.0 million in rate card advertising.

As of September 30, 2001, commitments under non-cancelable operating leases totaled $13.3 million through December 31, 2010. We have entered into certain agreements with Yahoo!, Inc., or Yahoo!, and America Online, Inc., or AOL, to make payments for advertising and slotting through fiscal 2002. In addition, we are obligated to pay Yahoo! a fee based on the amount of traffic directed to our Web sites each month through the expiration of the agreement in December 2001. As of September 30, 2001, we are committed to pay $2.6 million to AOL through fiscal 2002 and a minimum of $1.6 million to Yahoo! in 2001.

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. We are unable to predict whether and when any prospective acquisition will become available or the likelihood that any acquisition will be completed and successfully integrated. Further, we cannot assure you that additional financing will be available to us in any required time frame on commercially reasonable terms, if at all. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or Pearson plc elects to maintain its percentage interest pursuant to the exercise of the purchase right under its stockholders' agreements, then CBS or Pearson would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of our common stock.

Factors That May Affect Future Operating Results

We May Experience Potential Fluctuations in our Quarterly Operating Results, Face Unpredictability of Future Revenue and Continue to Incur Losses in the Future

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

  Fluctuations in traffic levels on our Web sites, which can be significant as a result of business, financial and other news events;
  Weakening demand for advertising on our Web sites as well as on the Web in general;
  Reductions in rates paid for Web advertising resulting from softening demand, competition or other factors;
  Changes in demand for licenses of our technology and news;
  The ability to develop new products and services;
  Our ability to enter into or renew on favorable terms our marketing and distribution agreements;
  The amount and timing of our costs related to our marketing efforts or other initiatives;
  The amount and timing of costs related to our new product development efforts;
  Fees we may pay for distribution or content agreements or other costs we incur;
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

Over time, our revenues have come from a mix of advertising, content licensing, broadcasting and subscription service fees. Our revenue has declined rather than growing as we expected during the past year due to decreased spending by companies on Web advertising together with increasingly uncertain economic and market conditions. We expect our quarterly revenues and operating results to be particularly affected by the changes in the level of our advertising revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues, particularly advertising revenues, than we expect, we may not be able to quickly reduce our spending in response. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We believe that traffic levels on our Web sites typically fluctuate with the occurrence of significant events in business, financial and other news, such as fluctuations in the stock markets, which could cause changes in our audience size.

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand For Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. We and other Web advertisers have recently experienced a significant softening in demand for our advertising services due to decreased spending on Web advertising by companies and due to general uncertainty in the economy. We expect this reduced demand to continue for the foreseeable future which will cause our advertising revenue to be lower than we expected. This would substantially harm our business and could result in a decline in the trading price of our common stock.

Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web especially given the general uncertainty in the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to offer a desirable opportunity for on-line advertising.

No Standard Has Been Widely Accepted to Measure the Effectiveness of Web Advertisement and Changes in Current Pricing Models Could Seriously Harm Our Operating Results

Different pricing models are used to sell advertising on the Web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. In addition, our advertising revenues could be adversely affected if we are unable to adapt to new forms of Web advertising. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Web advertising.

We Depend on License Revenues, and If License Revenues Were to Decline, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from licensing of our content for the foreseeable future. License revenues depend on new customer contracts and customer contract renewals and could decrease if new business is not found or customers choose to renew for lesser amounts, terminate early or forego renewal. A significant amount of our license revenues is earned from brokerages and financial service companies. The amount of license revenues depends on the number of users these customers have each month. If the number of users were to decrease, our license revenues would decrease. The growth of our license revenues could also be limited as there are a limited number of brokerages and financial service companies. Further, the existing brokerage and financial service companies may merge which would further reduce the number of customers. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

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

If We Don't Expand Our Operations Successfully, Our Business Will be Harmed

We believe that we will need to expand our operations in order to support our business. This expansion is likely to continue to place a significant strain on our resources. As we grow, we may need to implement new operational systems, procedures and controls. If we are unable to accomplish any of these, our business could be adversely affected.

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

We Depend on the Continued Growth in Use of the Web, Particularly for Financial News and Information

Because we expect to depend significantly on advertising revenue for the foreseeable future, our business depends on businesses and consumers continuing to increase their use of the Web for obtaining news and financial information as well as for conducting commercial transactions. Our advertising revenue and therefore our business would be adversely affected if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, such as:

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

Unauthorized Break-Ins to Our Site Could Harm Our Business

Our servers are vulnerable to computer viruses, physical or electronic break- ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have experienced attacks from "hackers" and other intrusions. Any actions like these may harm us and may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our site.

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

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. We are a party to the securities class action litigation described in Part II, "Legal Proceedings" of this quarterly report. The defense of the litigation described in Part II may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended September 30, 2001, the closing sale prices of our common stock on the NASDAQ National Market ranged from $1.26 to $8.06. As of October 29, 2001, the closing sale price was $2.33. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short- term investments classified as "available for sale" in accordance with the provisions of the Statement of Financial Accounting Standards No. 115. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2001, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On and after April 17, 2001, five putative shareholder class action lawsuits were filed against us, certain of our current and former officers and directors, and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. Four of the lawsuits purport to be class actions filed on behalf of purchasers of our stock during the period January 15, 1999 through April 16, 2001, and the fifth lists the period January 14, 1999 through April 21, 2001. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We and our current and former officers and directors vigorously deny all allegations of wrongdoing and intend to vigorously defend the actions. The complaints have been consolidated into a single action. Because the action against us is being coordinated with approximately one hundred and eighty other nearly identical actions filed against other companies, it is not yet clear when or whether a consolidated complaint will be filed against us. We are not required to respond before a consolidated complaint is filed. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition, and results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

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

  Reports on the Form 8-K

No reports on the Form 8-K were filed in the quarter ended September 30, 2001.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.
(Registrant)

Dated: November 14, 2001

By:	/s/ JOAN P. PLATT

Joan P. Platt
Chief Financial Officer
(Principal Financial and Accounting Officer)

MarketWatch.com, Inc.

INDEX TO EXHIBITS

Exhibit Title	Exhibit Number
Memorandum of Understanding	10.25