Form 10-K
period 2001-12-31
MARKETWATCH COM INC
filed 2002-04-01
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

As of March 20, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was $23,099,390.

The number of shares of the Registrant's Common Stock outstanding as of March 20, 2002 was 16,839,746.

Documents incorporated by reference: portions of the registrant's proxy statements for its 2002 annual meeting of stockholders are incorporated by reference.

MARKETWATCH.COM, INC.

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Except for historical information, this Annual Report contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward- looking statements include statements containing the words "expect," "anticipate," "intend," "believe" and similar language, and statements regarding our anticipated costs. The outcome of the events described in these forward-looking statements is subject to risks, and our actual results could differ materially. The forward looking statements in the sections "Business - Factors that May Affect Our Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those included elsewhere in this Annual Report on Form 10-K contain a discussion of some of the factors that could contribute to these differences. Ownership of our securities by CBS Broadcasting Inc. or a subsidiary of Pearson plc should not be viewed as a recommendation by either company to acquire or hold our common stock.

Item 1. Business

Overview

We are a leading financial media company providing Web-based comprehensive, real-time business news, financial programming and analytic tools through our Web sites CBS MartketWatch.com and BigCharts.com and licensing a wide array of content and tools in custom designed format for brokerages and other online businesses. We carefully design and regularly update our Web sites to provide well-organized and relevant financial content. We have important strategic relationships with our principal stockholders, CBS Broadcasting Inc., or CBS, and Pearson International Finance Ltd., or Pearson.

Our goal is to create the preeminent brand for real-time business news and financial information on the Web and other media. We believe our consistent focus on original and authoritative content and our access to a national media audience through our relationship with CBS will help us achieve this goal. In the fourth quarter of 2001, our Web sites attracted an average of approximately 9.2 million unique visitors per month, who generated approximately 739 million page views. In the fourth quarter of 2000, our Web sites attracted an average of approximately 8.4 million unique visitors per month, who generated approximately 700 million page views (adjusted to compare with 2001 data). Our visitor information for 2001 is provided to us by digiMine, Inc. and our 2000 information is based on information provided to us by DoubleClick, Inc.

MarketWatch.com Web Properties

Our Web properties provide comprehensive business and financial news, financial programming and analytic tools, including historic charting capabilities from our BigCharts.com Web Site, which we acquired in June 1999. Our staff of approximately 80 professional journalists, including freelance journalists, offers real-time coverage of business and financial news and in- depth commentary on market-moving trends and events, all provided to our users free of charge. Our CBS Marketwatch.com Web site also offers personal finance commentary and data, community features and other services designed to provide a "one-stop-shop" for our audience's financial information needs.

In February 2001, we launched a new version of our CBS Marketwatch.com Web Site. The updated site includes improved navigation and additional financial news and tools and data for investment tracking. We believe that offering comprehensive business news, financial programming and analytic tools is critical to our success as it enables us to increase audience loyalty and sense of community, average usage time and repeat visits.

News and Editorial Content

The CBS Marketwatch.com front page is carefully designed and frequently updated throughout the trading day by our journalists and editors in San Francisco, New York, Washington D.C., Chicago, London and Tokyo to inform our audience of the latest news as it breaks. Unlike some of our Web-based competitors, we do not rely exclusively on automatic editing and display systems; we instead leverage our journalistic expertise to add a strong editorial framework to our content. From the CBS Marketwatch.com Web site's front page, users can access news stories, columns and headlines written by our reporters and by third parties, such as Reuters, Associated Press, Financial Times and PR Newswire, as well as stock quotes and other business and financial data and analytic tools. We also have devoted staff to cover special areas of interest, including initial public offerings, investment conferences, the fixed income markets, mutual funds, mortgages, micro-cap stocks, futures and options and technology stocks.

We work with CBS News' global operations and presence to expand our coverage of international business and financial news. In addition to providing news coverage for the CBS Marketwatch.com Web site, our journalists provide financial news to CBS News and CBS Radio News programming. We believe that providing news reports for CBS and working with CBS News journalists will create an opportunity to enhance our reputation and audience reach.

Our staff of approximately 80 professional journalists and freelance journalists are experienced editors, bureau chiefs and reporters with high standards for reporting and editing. We believe our staff provides us with a significant competitive advantage. For example, Larry Kramer, our Chief Executive Officer, was Executive Editor of the San Francisco Examiner and a financial reporter and Metro Editor of The Washington Post. Our staff also includes Thom Calandra, who has been a financial columnist for the San Francisco Examiner, the London-based, lead markets editor for Bloomberg News and Online Money Editor for USA Today Online; Paul Erdman, a renowned economist and author; Marshal Loeb, personal finance author and former managing editor of Money magazine; David Callaway, former financial columnist for the Boston Herald and head of financial services news for Bloomberg News in Europe; and Irwin Kellner, a former Chief Economist for Manufacturers Hanover Trust Bank; as well as a number of other journalists who previously worked for Bloomberg News, Associated Press, UPI, CBS Radio news, Fox News Internet and Dow Jones Television. We believe that we are one of the few Web-based companies that offer this level of journalism.

We create and publish on the CBS Marketwatch.com Web site real-time commentary and analysis of business and financial news and a number of regular columns by our experienced editorial staff. News features include real-time headlines, stock market news and updates and coverage of technology stocks, bond markets, initial public offerings and other areas of interest to our audience.

The CBS Marketwatch.com Web site also offers selected audio and video clips of news reports recently broadcast on our CBS MarketWatch Weekend television show, the CBS Television Network, CBS Radio Network and our MarketWatch Radio Network. Users can also search a historical database of news stories by company name and ticker symbol.

Some of the features of our Web sites include:

  Front Page. Our front page includes top stories, a market index snapshot, links to headlines, commentary, stock quotes, charting, broadband features, personal finance and our marketplace featuring our partners. Our front page provides our users with a real-time picture of the market and creates one- click access to specific points of interest.
  Market Data. Quotes, charts, indexes, research alerts, currencies, global market news, bonds and market calendars provide our users with the data to make informed financial decisions.
  Commentary. A collection of editorial commentary produced by staff and free-lance journalists. Features include Thom Calandra's StockWatch, Kellner's Forecast, Farrell on Funds, Marshall Loeb's Personal Finance Report, and commentary by Ray Martin.
  Mutual Fund Center. A mutual fund expert provides "Superstar Fund" listings and edits the CBS Marketwatch.com Web site's mutual fund section. This section offers Lipper Mutual Fund Profiles and provides links to other mutual fund listings, news headlines, fund ratings and rankings, quotes and charts.

To broaden its audience appeal, the CBS Marketwatch.com Web site has other specialized content areas targeting novice, as well as sophisticated investors, including:

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
  Marketplace. We have established partner relationships with companies such as Bankrate.com to correspond with our users' interests and needs. Our Marketplace section aggregates tools for determining mortgage rates, obtaining credit or credit reports and obtaining insurance quotes. In addition to a flat fee, we receive a portion of any revenue generated from the sale of these products or services however, to date we have not received material revenue from these sources.

Data and Analytic Tools

We offer a variety of data and analytic tools which, together with our other real-time news and programming, are designed to provide a "one-stop-shop" for the financial and business needs of our audience. These include the following:

  Securities Price Quotes. Using data gathered and packaged for online use by Interactive Data Corporation, or IDC, customers, our Web properties provide stock quotes from all major United States stock markets. These quotes are offered on a minimum delay of 15 minutes in the United States in accordance with exchange rules, and of varying periods from foreign markets. All intra-day data on the site are provided by Standard and Poors Comstock. All data related to post market activity is provided by IDC. Through these stock quote pages, our audience can link to other valuable information about a particular company, including related MarketWatch.com news stories, stories from other news services, summaries of SEC filings and annual reports, summaries of analysts' reports and a variety of fundamental and technical information about the company's stock. The CBS Marketwatch.com Web site also provides information as to various market and industry indices, commodity contracts and currency exchange rates.
  Historical Charts. Our BigCharts.com destination site is a leader in historical stock price charting. The charting technology is also incorporated in the CBS Marketwatch.com Web site to complement securities price quotes and is often used in the design of our editorial content.
  Portfolios. The CBS Marketwatch.com Web site has a sophisticated portfolio tracking service which offers a variety of features, including the ability to:

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
  Data. Our Web sites offer a wide variety of data including trading volume and dollar volume information, corporate share repurchases, industry indices, stock split information and other data related to global and currency markets.

Community Features

We believe that providing a place for our audience, financial journalists and experts in the financial world to meet and share ideas about investing will help increase brand awareness, motivate users to return to the CBS Marketwatch.com Web site frequently and encourage our audience to spend more time on our Web site. Additionally, because we have integrated and will continue to build links to related news, market data and charts offered throughout our service, community members will be able to gravitate towards others who share their specific interests, enabling them to create niche user groups which can be targeted with relevant marketing campaigns and transaction opportunities. In addition, because we integrate other content, such as personal finance and broadband features, community members will be exposed to other areas of the site, increasing the awareness of the breadth of our programming and other services. We believe that the personal and interactive nature of communicating with others who share similar interests will help generate an affinity for the community and increase our brand loyalty.

Our array of communication tools provides our audience with the means for communicating in affinity group message boards. To participate and assist us in targeting advertising, users must complete a registration form and provide demographic information about themselves.

Advertising Sales

We are focused on providing our advertisers with a large, demographically desirable audience. Over the last two years, we increased the number of advertisers from industries other than financial services. We believe that our Web sites attract users who as a group are more affluent and better educated than users of many other Web sites and, therefore, represent an attractive medium for companies that advertise and engage in commerce over the Internet. Advertisements are displayed throughout our Web sites, including when a user enters the service, reviews a news story or accesses a quote, portfolio or chart. Advertising revenues represented 39%, 65% and 72% of our net revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

We currently derive, and expect to continue to derive significant revenue from advertising sales. Our sales force seeks to provide advertisers unique advertising positions with creative and innovative advertising solutions. We offer a variety of advertising options that may be purchased individually or in packages. Our portfolio of Web properties offers advertisers a strong, consistent brand with the opportunity to target their campaigns on the site of their choice or run a campaign across our Web sites. These are a sampling of advertising options that are currently being offered:

  Introductory Message. The introductory message precedes the CBS Marketwatch.com front page. Its occasional occurrence serves as a commercial introduction to the site much like a broadcast model. The advertiser in effect becomes the site sponsor for a given time period. The introductory message is typically sold by an estimated number of unique users and is synchronized with a corresponding Front Page banner and sidebar ad unit.
  Embedded Commercial Unit. The embedded commercial unit is a 30-second video that plays within the rich media window space on CBS Marketwatch.com editorial pages. This ad unit has the look and feel of a television commercial therefore, traditional advertisers can now easily transfer a television commercial into an advertising campaign on our Web site.
  Rich Media Window. The rich media window is a large advertisement by Web standards. It sits embedded within the CBS Marketwatch.com editorial pages. The advertisement itself allows the advertiser to display various forms of enriched media such as Flash files, dynamic HTML and Javascript to enhance the delivery of the advertisement message.
  Email Newsletters. Email newsletters are market summaries sent out twice daily to over 280,000 CBS Marketwatch.com subscribers. The email lists are split between two daily sponsors who each receive approximately 140,000 subscribers. These newsletters are typically used for branding and direct marketing initiatives.
  Exclusive E-mail Drop. An exclusive e-mail drop is delivered to CBS MarketWatch.com users containing the specific product or service offerings of an advertiser. This is sent to users from CBS MarketWatch.com's database of approximately 250,000 opted-in users who have indicated that they would like to receive information about potentially relevant and valuable products.
  Run of Site or Run of Network. Run of site advertisements are banner advertisements that rotate on a random basis throughout the CBS Marketwatch.com Web site. Run of network ads rotate through our network of Web properties, appealing to advertisers seeking to establish general brand recognition across BigCharts.com and CBS Marketwatch.com's audience. Run of site and run of network rotations are typically sold in blocks of 1,000 impressions and generally are sold with a minimum of 100,000 guaranteed impressions over the life of the advertising contract.

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

  Sponsorships. Sponsorships allow advertisers to gain maximum exposure by featuring a variety of advertising solutions on specific pages, areas and columns. For example, a client may choose to purchase an exclusive advertising presence on a particular column where a window allowing rich media advertising is centered strategically on the page. Rich media advertising can provide multiple navigation points within the window or allow interactive opportunities ranging from simple branding to submitted registration, all without leaving the CBS Marketwatch.com Web Site. Sponsorships are typically sold for a monthly fee over the life of the contract or within a larger long-term agreement that includes other advertising components such as general run of network advertisements or targeted banner and button positions.

  Content Sidebars. We also offer fixed location sidebars, commonly referred to as "skyscrapers." These skyscrapers run on selected high- traffic pages to provide advertisers with greater visibility in order to feature an advertiser's content, information or tools. Content sidebars can also be sold as part of a sponsorship arrangement.

Our direct sales force consists of more than 20 specialists. We believe that having an internal direct sales force allows us to better understand and meet advertisers' needs, increase our access to potential advertisers and maintain strong relationships with our existing advertising clients. Our in-house sales staff includes experienced Internet sales personnel as well as those from traditional media. Our staff develops and implements our advertising strategies by creating value-added packages for advertisers from the wide range of news columns, editorial opinions and other tools and information on our Web sites including identifying strategic accounts, developing presentations and promotional materials and building relationships with advertising buyers. 24- 7/Real Media's Open Ad Stream software provides the advertising management and delivery services for our Web sites and provides advertisers with reports describing the delivery of their advertisements.

Licensing Sales

Our licensing business focuses on business-to-business relationships with partners of all sizes to generate fee revenue. We license interactive stock research tools such as charting, screeners, portfolios and alerts, along with news and editorial content from the CBS MarketWatch.com newsroom and third-party news providers. Our clients include a wide variety of Internet Web site operators, with a particular focus on companies in the banking, brokerage, publishing and financial services industries. For the years ended December 31, 2001, 2000 and 1999, licensing revenue accounted for 54%, 29% and 21%, respectively, of total revenue.

Our licensing sales and development group works to provide customized solutions for businesses that want to seamlessly integrate financial charting, analytic tools and other financial content into their Web sites. Our clients may choose to purchase individual products or to work with our designers and developers to create Web content that incorporates multiple products throughout their site. We believe our investment in creating broad content relationships with industry-leading financial organizations, such as The Wall Street Journal Interactive, E*TRADE, Fidelity, Ameritrade, Datek, Merrill Lynch Online, Morgan Stanley and Charles Schwab, provides us with a unique opportunity to leverage our financial content and technical infrastructure to deliver multiple revenue streams. Our content is generally copyrighted as our own on all of our licensing partners' Web sites.

Broadcast

To increase our brand awareness and audience reach we began producing a nationally distributed television program, CBS MarketWatch Weekend, in September 1999. The half-hour show was airing weekly on stations capable of reaching 85% of U.S. households as of December 31, 2001. The show's content is determined by the top stories of the week. Segments produced for CBS MarketWatch Weekend are included on our Web site to attract broadband viewers and also appear on AOL Plus and Yahoo Finance Vision.

Other television reporting includes contributions to CBS The Early Show, CBS Evening News weekend broadcasts and CBS Newspath, which supplies CBS News video to over 200 CBS-affiliated television stations for use in their news programs. We do not receive any cash payments from CBS for this reporting. However, all reports delivered by our correspondents are identified as our reports. Our correspondents file these reports or provide services to CBS which we believe helps to strengthen our brand awareness. We do not have a formal agreement with CBS with respect to all of our correspondents who provide reports to CBS or its affiliates. Therefore, there can be no assurance that these services will continue in the future.

We also produce radio reports from our Washington, D.C. bureau for distribution by the Westwood One Radio Network to over 200 stations as of December 31, 2001. Our contract with Westwood One provides us revenue based on a pre-determined revenue share and requires contribution of content by us and distribution and marketing services by Westwood One.

Strategic Relationships

We believe that our strategic relationships with our principal stockholders, CBS and Pearson, allow us to differentiate the CBS Marketwatch.com Web site as the preeminent brand for real-time business news and financial programming on the Web.

CBS

CBS Name and Logo. In connection with our formation in 1997, we entered into a license agreement, which was subsequently amended and restated, under which our Web site was renamed "CBS Marketwatch.com" and we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the CBS Marketwatch.com Web site during this period. This agreement will expire on October 29, 2005. Under the terms of the amended and restated license agreement, we pay CBS a percentage of our gross revenues, excluding certain revenue. The agreement is subject to termination if competitors of CBS acquire specified amounts of our common stock or in other specific circumstances.

Our license agreement with CBS will expire on October 29, 2005, and CBS has no obligation to renew it. CBS will also have the right to terminate this agreement if:

  We breach a material term or condition of the agreement;
  We become insolvent or subject to bankruptcy or similar proceedings;
  A competitor of CBS acquires voting power of 15% or more of our outstanding shares;
  We issue voting securities to, or actively participate in the acquisition of our voting power by, a CBS competitor which results in such competitor directly or indirectly owning 9% or more of our voting power; or
  We discontinue using the CBS MarketWatch.com trademark and do not establish a substitute mark acceptable to CBS.

Advertising. CBS agreed under the terms of the contribution agreement (as amended by a stockholders' agreement), subject to certain limitations, to provide us an aggregate rate card amount of $30.0 million in advertising and on air promotions during the period from October 29, 1997 through October 29, 2002. The $30.0 million contribution was delivered in full by June 30, 2000. CBS also agreed under the terms of the stock purchase agreement that was entered into with CBS in March 2000 to provide an additional $30.0 million in advertising during the period from March 1, 2000 through May 5, 2002. The timing and placement of these advertisements and promotions are subject to CBS's discretion. CBS also makes no guarantees to us as to the demographic composition or size of the audience that views these advertisements or promotions. This advertising and on-air promotion, as well as our association with the CBS brand, are important elements of our strategy to increase our brand awareness. CBS' obligation will terminate if our license agreement terminates. As of December 31, 2001, CBS had delivered $20.1 million rate card amount of promotion and advertising under these commitments. In March 2002, $460,000 of the remaining $9.9 million of rate card advertising and promotion from CBS has been extended to December 31, 2002.

Reporting. We believe we have increased and will continue to expand our brand awareness by providing financial news reports for CBS News and Infinity Broadcasting ("Infinity") Radio. Our New York City-based bureau is located in CBS facilities and frequently works with CBS News staff to generate stories for distribution over the CBS broadcast network. We file three market reports each day on CBS Newspath, which supplies CBS News video to over 200 CBS affiliated television stations for use in their news programs. Our correspondents also file customized daily reports to major CBS affiliates via satellite links, produce periodic reports for the CBS Evening News weekend broadcasts and contribute a daily report to The Early Show on the CBS network. We do not receive any cash payments from CBS for this reporting. However, we believe such contributions help to strengthen our brand awareness.

Pearson/DBC

Initial Contribution by DBC. At our formation, Data Broadcasting Corporation, or DBC, contributed certain assets related to its DBC Online/News Business that had been operating as departments within DBC since October 1995. In addition, DBC assigned to us agreements for advertising and content, portions of its award-winning Web site, dbc.com, and its related trademarks, including "MarketWatch" and the MarketWatch.com Internet domain name. DBC, now known as Interactive Data Corporation, or IDC, is now a majority-owned subsidiary of an affiliate of Pearson plc, one of our principal stockholders.

Data and Hosting. IDC currently provides real-time financial data to us for dissemination to subscribers of certain of MarketWatch.com subscription services in exchange for a percentage of the subscription fee.

Payments for News. Under an amended and restated services agreement, IDC also pays us through October 2002 a monthly per-subscriber fee for delivery of our news to all IDC subscribers, other than certain commercial subscribers, with a minimum payment of $100,000 per month.

Non-Competition Provisions. Through October 29, 2005, Pearson has agreed that it will not:

  Sell advertising on a Web site that primarily delivers financial news and comprehensive stock quotes; or
  Use the Internet to sell, or authorize another to sell, real-time snap quotes to individual subscribers.

Control by CBS and Pearson

Current Ownership

Following our initial public offering in January 1999, CBS and DBC each owned approximately 38% of our outstanding common stock. In March 2000, CBS and DBC each purchased additional shares of our common stock and each then held approximately 32% of our outstanding common stock. In February 2000, DBC completed a merger with an affiliate of Pearson plc. Upon the closing of the merger, the affiliate of Pearson acquired approximately 60% of the outstanding common stock of DBC. In January 2001, DBC sold its shares of our common stock to an affiliate of Pearson plc. As of March 1, 2002, CBS and Pearson each owned approximately 33.5% of our outstanding common stock.

Corporate Governance

CBS and Pearson each have certain rights to nominate representatives on our board of directors generally based upon the percentage of our voting securities that they hold. Currently, CBS and Pearson each have four representatives serving on our board. If we issue voting securities, or securities convertible into or exchangeable for voting securities in the future, subject to certain limitations, CBS and Pearson will each have the right to purchase securities from us so they can maintain their respective percentage ownerships. In addition, if either CBS or Pearson desires to transfer any shares of common stock held by it, the other party will have a right of first refusal to purchase all or a portion of those shares, subject to certain exceptions. As a result of their share ownership and other rights, CBS and Pearson collectively can control our management and affairs, elect a majority of our board of directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

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

Marketing and Distribution

We have established and are planning to maintain our brand as the Web's leading provider of business and financial news. CBS has agreed to provide the CBS Marketwatch.com Web site with promotion and advertising with an aggregate rate card amount of $30.0 million available from March 2000 through December 2002. This promotion and advertising will be carried or displayed on CBS Television Network programming, programming on CBS owned-and-operated television stations and Infinity radio stations and/or Viacom Outdoor advertising. These advertising placements may take the form of 30-, 15- or 10-second commercial units, on-air mentioning of our Web site, billboards and/or in credit rolls or sign-offs, with CBS having broad discretion as to the type and manner of placement. As of December 31, 2001, CBS had delivered $20.1 million rate card amount of promotion and advertising.

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

We use journalist appearances on CBS Television and Infinity Radio news broadcasts and on certain affiliate station broadcasts to highlight the CBS Marketwatch.com Web site and increase the association of the Web site with CBS. When making appearances, our journalists are identified with the CBS MarketWatch.com brand. The CBS MarketWatch Weekend television show was launched in September 1999. As of December 31, 2001, the program was aired weekly to stations capable of reaching over 85% of U.S. households. The CBS Marketwatch.com Web site is also linked from most of the Web sites of CBS owned and operated, as well as affiliate, television stations. Each time a user at these Web sites clicks on the "Finance" section, he or she receives a direct link to the CBS Marketwatch.com Web site. We also have an agreement with Westwood One to distribute our content over the Westwood One Radio Network. As of December 31, 2001, we produced radio reports for distribution to over 200 stations across the country.

In addition to our CBS-related promotional activities, we advertise on heavily trafficked Web sites, such as Yahoo! and AOL, conduct a variety of other marketing and public relations programs, purchase advertisements in print publications and participate in personal finance, online journalism and Internet-related conferences.

We have entered into a number of distribution relationships to enhance our brand name recognition and audience reach. Key distribution relationships include:

  Yahoo!, Inc. Since 1999, Yahoo! Inc. has indexed certain of the CBS Marketwatch.com news headlines in the finance section of Yahoo! with links to the CBS Marketwatch.com Web site for certain slotting fees and advertisements and/or payment per click to our CBS MarketWatch.com site.
  America Online. In September 1999, we entered into a three-year distribution agreement with America Online, Inc., or AOL, to be a provider of business and financial news for AOL's network including its proprietary services, AOL.com, CompuServe and Netscape. Under the agreement, we created a co-branded site that enables AOL users to access our content and investment management tools through the AOL personal finance channel. We have also collaborated with AOL in sales and marketing efforts. The agreement with AOL was amended and, as of January 2002, the Company is committed to paying $2.5 million to AOL over the next three years in fulfillment of the amended agreement. AOL has the unilateral right to cancel the agreement in November 2002 or November 2003. If AOL cancels the agreement in 2002 or 2003, the Company's commitment would be reduced to $852,000 or $1.7 million, respectively.
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
  Wireless applications. We have entered into strategic partnerships in the wireless arena with Sprint, AT&T, ClearNet, Palm, Omnisky, and AvantGo. Our wireless presence, coupled with our traditional and online media assets, further extends our distribution and branding, as well as presenting advertisers with integrated campaigns across platforms that include access to the cellular phone, personal digital assistant, and pager. We currently offer advertising and sponsorships as well as content licensing agreements.

We believe that these types of distribution relationships are important to our continued growth and to increase our exposure to our target audience.

Subscription Services

While substantially all of the programming available on the CBS Marketwatch.com Web site is currently free of charge, the CBS Marketwatch.com Web site offers subscription-based third-party financial data services which are targeted at sophisticated investors. These services are currently created and provided by IDC on a non-exclusive basis under a revenue sharing arrangement. We act as IDC's sales agent with respect to certain IDC services in exchange for a fee for new subscribers obtained through the CBS Marketwatch.com Web site. The IDC services include MarketWatch RT, a browser-based, real-time financial data service providing on demand real-time quotes from the American and New York Stock Exchanges and NASDAQ, and MarketWatch LIVE, a Windows-based, real-time financial data service providing "streaming" real-time quotes over the Internet from all major U.S. equity and futures exchanges.

Our CBS MarketWatch.com Web site also offers, for a fee, third-party financial data and other services through external Web sites, such as Hoover's, Inc., which provides company profiles, or Baseline, which provides company research reports. We receive a portion of the revenue from the sale of these products or services through the CBS Marketwatch.com Web site.

We do not currently and, in the future do not intend to, derive a material amount of revenue from these services.

Infrastructure, Operations and Technology

The CBS Marketwatch.com Web site, the BigCharts.com Web site, and substantially all content licensing business are hosted in our data centers in Minneapolis, Minnesota (in our Minneapolis office), in New York, New York (co- location with AT&T) and Redwood City, California (co-location with AT&T). We operate multiple Web servers that run the Microsoft Windows 2000 operating systems and use Microsoft Internet Information Server.

Internet access in the Minneapolis, New York and Redwood City data centers is provided primarily by AT&T. The computer equipment used to operate our Web sites at all facilities is powered by uninterruptible power supplies. The AT&T co-location facilities are also equipped with backup generators to provide an indefinite amount of runtime in the event of a local utility failure.

We are continually developing new and enhanced services, tools and features. We also use third-party technology for certain of our services and tools.

Competition

We are in a highly competitive industry and some of our competitors may be more successful in attracting and retaining customers.

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
  Web sites targeted to business, finance and investing needs, such as TheStreet.com and Motley Fool; and
  Web search and retrieval and other online services, such as Lycos, Yahoo!, and other high-traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance-related Web sites.

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

Intellectual Property

Our intellectual property rights are costly and difficult to protect. We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure and use to protect our intellectual property, such as our content, copyrights, trademarks, and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use the content on our Web sites or our other intellectual property without authorization. However, these precautions may not prevent misappropriation or infringement of our intellectual property. A failure to protect our intellectual property in a meaningful manner could seriously harm our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have an adverse effect on our business, operating results and financial condition.

We license the CBS logo, trademarks and certain news content from CBS pursuant to the amended and restated license agreement. This agreement could terminate in certain circumstances and also involves a number of other risks.

We also use certain licensed technology, data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third-party that the licensed software or content infringes any person's intellectual property rights. There is no assurance that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms if at all. In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services, such as certain of the community features we may introduce. However, any such licenses may not be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business, results of operations and financial condition.

Infringement or other claims may be asserted or prosecuted against us in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations and financial condition. Any such claims, with or without merit, could be time- consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop non- infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to introduce new content or trademarks, develop non- infringing technology or license the infringed or similar technology on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

Employees

As of December 31, 2001, there were 201 employees dedicated full time to our business, 24 of these personnel worked in product and content development, 45 in sales and marketing, 72 in editorial, 33 in Web site operations and 27 in administration.

Factors That May Affect Our Operating Results

We May Experience Potential Fluctuations in Our Quarterly Operating Results, and Face Unpredictability of Future Revenue, and Continue to Incur Losses in the Future

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

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

We have incurred operating losses in each fiscal quarter since we were formed. We may continue to experience operating losses in the future. Although we became operating cash flow positive for the first time in the fourth quarter of 2001, you should not rely on the results for that quarter as an indication of future performance. In particular, given the general economic uncertainty and the softening of the advertising market, we may not remain cash flow positive for fiscal 2002 or any particular quarter in fiscal 2002.

Over time, our revenues have come from a mix of advertising, content licensing, broadcasting and subscription service fees. Our revenue has declined over the past year primarily due to decreased spending by companies on Web advertising together with increasingly uncertain economic and market conditions. We expect our quarterly revenues and operating results to be particularly affected by the changes in the level of our advertising revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We believe that traffic levels on our Web sites typically fluctuate with the occurrence of significant events in business, financial and other news, such as fluctuations in the stock markets, which could cause changes in our audience size.

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand For Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. Over the last year, we and other Web advertisers have experienced a significant softening in demand for our advertising services due to decreased spending on Web advertising by companies and due to general uncertainty in the economy. We expect this reduced demand to continue for the foreseeable future. This continued decline would substantially harm our business and could result in a further decline in the trading price of our common stock.

Furthermore, we also must compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. We would lose revenue if the Web were not perceived as an effective advertising medium. Also, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web especially given the general uncertainty in the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to offer a desirable opportunity for on-line advertising.

Moreover, a substantial portion of our advertising revenue comes from Internet commerce and financial services companies which have been adversely affected by the recent market downturn. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected.

We Rely Significantly On Revenue From Advertising, Which Is Difficult to Forecast Accurately

Currently, a significant amount of our revenues come from advertisements displayed on our Web sites. We derive the majority of our revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. In addition, our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Some of our advertisers are Internet companies which, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising agreements could have a material adverse effect on our financial results.

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

We Depend on License Revenues, and If License Revenues Were to Decline, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from licensing of our content for the foreseeable future. License revenues depend on new customer contracts and customer contract renewals and could decrease if new business is not found or customers choose to renew for lesser amounts, terminate early or forego renewal. We derive a significant percentage of our licensing revenue from a small number of large clients. Also, a significant amount of our license revenues is earned from brokerages and financial service companies. The amount of license revenues depends on the number of users these customers have each month. If the number of users were to decrease, our license revenues would decrease. The growth of our license revenues could also be limited as there are a limited number of brokerages and financial service companies. Further, the existing brokerage and financial service companies may merge which would further reduce the number of customers. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

Moreover, a substantial portion of our license revenue comes from Internet commerce and financial services companies, which have been adversely affected by the recent market downturn. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected.

Because We Depend on CBS and Pearson for a Number of Services and Other Rights, Our Business Would be Materially Adversely Affected if Either One of Them Terminates Their Strategic Relationships With Us

Pursuant to our license agreement with CBS, we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the CBS MarketWatch.com Web site. This license agreement will expire on October 29, 2005 and CBS has no obligation to renew it. Also, under specific circumstances, CBS may terminate the license agreement earlier. If we are not able to renew our license agreement with CBS or CBS terminates the license agreement earlier than October 29, 2005, we would need to change the name of our Web site and devote substantial resources towards building a new brand name. Regardless of such expenditures, we may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

Moreover, we are subject to a number of restrictions in consideration for the license grant and provision of news content from CBS. For example, CBS can require us to remove any content on our Web sites that it determines conflicts, interferes with or is detrimental to its reputation or business or which CBS deems inappropriate. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of its television news content on our Web sites. Because of these restrictions, we may not be able to perform our desired marketing activities. However, if we fail to comply with these restrictions, CBS may terminate the license agreement.

Similarly, pursuant to the service agreement, Pearson provides us with real- time financial data for dissemination to subscribers of certain of MarketWatch.com subscription services. If Pearson suspends delivery of delayed financial data or fails to provide such financial data satisfactorily, we would be required to perform these services ourselves or obtain these services from another provider. Replacing these services could cause us to incur additional costs. We may not be able to replace these services on commercially reasonable terms or, if we choose to perform these services ourselves, we may not be able to perform them adequately. During any such transition, our services could be disrupted for an indefinite period of time and, as a result, we could lose a substantial number of users and advertisers.

The Interests of CBS and Pearson Could Conflict with the Interests of Our Stockholders and Given Their Substantial Stock Ownership in the Company, We May Not Be Able to Resolve Any Future Conflict with Either of Them on Terms Favorable to Us

CBS and Pearson may experience conflicts of interest in their business dealings with us with respect to decisions involving business opportunities and other similar matters. For example:

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

The occurrence of any of the above actions could adversely affect our business. For example, these sites or services supported by CBS or Pearson could compete with us or CBS and Pearson might promote these other sites or services more actively than they promote our Web sites.

We Depend on Our Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a significant portion of our traffic. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships and continue to pay significant fees to maintain these types of relationships.

Occasionally, we enter into agreements with advertisers, content providers or other high-traffic Web sites that require us to exclusively feature these parties in certain sections of our Web sites. Existing and future exclusivity arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other strategic relationships. Many companies we may pursue for a strategic relationship also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be adversely affected if we do not establish and maintain additional strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our Web sites.

We Depend on Third-party Software to Track and Measure the Delivery of Advertisements and It Could be Difficult to Replace These Services

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third-party software to provide these measurement services. If the implementation of the software is unsuccessful or the third-party is unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We are implementing additional systems designed to record demographic data on our users. If we do not develop these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Companies may not advertise on our Web sites or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

Our Business Will Be Adversely Affected If We Do Not Develop and Maintain an Effective Sales Force

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

If we are unable to attract and retain an appropriate sales force, our revenue may fail to increase or may decline.

If We Don't Expand Our Operations Successfully, Our Business Will be Harmed

We believe that we will need to expand our operations in order to support our business. This expansion is likely to continue to place a significant strain on our resources. As we grow, we may need to implement new operational systems, procedures and controls. If we are unable to accomplish any of these, our growth could be constrained and our business could be adversely affected.

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

We Depend on Key Personnel Who May Not Continue to Work For Us

We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. Although we have employment agreements with some of our key executives, none of our personnel are bound by an employment agreement that prevents such person from terminating his or her relationship at any time for any reason. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our headquarters are located. At times we have experienced difficulties in attracting new personnel. We may not successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

We May Have Difficulty Scaling and Adapting Our Existing Architecture to Accommodate Increased Traffic and Technology Advances

Our business relies on our ability to serve Web pages in a consistent and timely manner. In the past, our Web sites have experienced significant increases in traffic when there are significant business or financial news stories. In addition, the number of our users has increased over time and we are seeking to further increase our user base. If the traffic on our Web sites grows at a rate that our current communication lines cannot support, our pages will be served at a slower rate or we will be unable to serve pages at all. We also rely on certain third-party providers for a significant amount of our current bandwidth capacity. If these providers are unable to maintain their service level agreements or we are unable to obtain additional bandwidth as our traffic grows, our business would be adversely affected. Our Web sites have in the past and may in the future experience slower response times and other problems for a variety of reasons. Also, our Web sites have in the past and may in the future experience down time and other problems due to server problems or capacity.

We also depend on multiple information providers, including but not limited to FT Interactive Data, S&P Comstock and Dow Jones, to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive our Web site as not functioning properly and therefore cause them to use other methods to obtain their business and financial news and other information.

Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. These are exacerbated by the recent growth of the Web and the intense competition in our industry. We may fail to successfully adapt to our rapidly changing market by continually improving the performance, features and reliability of our services. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Our business could be adversely affected if we incurred significant costs without adequate results or cannot adapt to these changes.

Unauthorized Break-Ins and Other Disruptions to Our Site Could Harm Our Business

Our servers are vulnerable to computer viruses, physical or electronic break- ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have experienced attacks from "hackers" and other intrusions. Any actions like these may harm us and may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our site. Also, our operations are dependent upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Our insurance policies have low coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Web Security Concerns Could Hinder Internet Commerce

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Web. Any well-publicized compromise of security could deter more people from using the Web or from using it to conduct transactions that involve transmitting confidential information, such as stock trades or purchases of goods or services. Because many of our advertisers seek to advertise on our Web sites to encourage people to use the Web to conduct financial transactions or purchase goods or services, our business could be adversely affected. We may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

We Could Face Liability Related to Our Storage of Personal Information About Our Users

We have a non-disclosure policy displayed on our Web sites. Our policy is not to willfully disclose any individually identifiable information about any user to a third-party without the user's consent. This policy is accessible to users of our personalized services when they initially register. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if federal and state agencies chose to investigate our privacy practices.

We Could Face Liability for the Information Displayed on Our Web Sites

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Moreover, because we license some data and content from third parties, our exposure to copyright infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origins and ownership of such licensed content and generally obtain indemnification to cover any breach of any such representations. However, such representations may be in error and any such indemnification may be insufficient to provide adequate compensation for any breach of such representations. Our insurance may not adequately protect us against these types of claims.

Future Regulation of the Internet May Slow Its Growth, Resulting in Decreased Demand for Our Products and Services and Increased Costs of Doing Business

There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect our business.

Terrorist Attacks and Threats or Actual War May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price

Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military disruptions may impact our operations. For example, the disruption of the global financial markets due to September 11th events, including the shutdown of Nasdaq and NYSE, impacted the reporting of financial information on our Web sites. More generally, any of these events could cause consumer confidence and spending, including spending on the Web, to decrease, which may impact our advertising revenues. Also, volatility in the United States and worldwide financial markets and economy have contributed to volatility in the stock prices of United States publicly traded companies. Further acts of terrorism and civil disturbances in the United States or elsewhere could have a significant impact on our operating results, revenues and costs.

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. We are a party to the securities class action litigation described in Item 3, "Legal Proceedings." The defense of the litigation described in Item 3 may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

Because Two of Our Large Stockholders Beneficially Own Approximately 67% of Our Stock, They Have Substantial Control Over the Management of Our Company and Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price

CBS and Pearson beneficially owned approximately 67% of our outstanding common stock as of December 31, 2001. Each of CBS and Pearson has four representatives on our board of directors. As a result of their ownership and board positions, CBS and Pearson individually and collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of CBS or Pearson or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended December 31, 2001, the closing sale prices of our common stock on the NASDAQ National Market ranged from $1.26 to $5.88. As of March 20, 2002, the closing sale price was $4.15. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

Item 3. Legal Proceedings

On and after April 17, 2001, five putative shareholder class action lawsuits were filed against us, certain of our current and former officers and directors, and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. Four of the lawsuits purport to be class actions filed on behalf of purchasers of our stock during the period January 15, 1999 through April 16, 2001, and the fifth lists the period January 14, 1999 through April 21, 2001. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We and our current and former officers and directors vigorously deny all allegations of wrongdoing and intend to vigorously defend the actions. The complaints have been consolidated into a single action. The action against us is being coordinated with approximately three hundred other nearly identical actions filed against other companies and no date has been set for any response to the complaints. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition, and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of MarketWatch.com as of April 1, 2002:

             Name               Age                  Position
------------------------------ ----- ----------------------------------------
Larry S. Kramer...............   51  Chief Executive Officer and Chairman
                                     of the Board of Directors
Kathy Yates...................   47  President and Chief Operating Officer
Joan P. Platt.................   48  Chief Financial Officer and Secretary
William Bishop................   33  Executive Vice President & General Manager
Scot McLernon.................   44  Executive Vice President, Advertising Sales
                                     and Marketing
Scott Kinney..................   40  Executive Vice President, Licensing
Jamie Thingelstad.............   30  Chief Technology Officer

Mr. Kramer has served as Chief Executive Officer and a member of the Board of Directors of MarketWatch.com since October 1997, and is the founder of MarketWatch.com. On November 15, 1999, Mr. Kramer was elected Chairman of the Board. From February 1994 until October 1997, Mr. Kramer served as Vice President for News and Sports of Data Broadcasting Corporation. Mr. Kramer spent more than twenty years in journalism, including serving as a financial reporter, Metro Editor and Assistant Managing Editor of The Washington Post, and most recently serving as Executive Editor of the San Francisco Examiner. He has been a recipient of National Press Club, Gerald E. Leob and Associated Press Awards. During Mr. Kramer's tenures at The Washington Post and the San Francisco Examiner, his staffs at each paper won a Pulitzer Prize. Mr. Kramer holds a B.S. degree in Journalism from Syracuse University and an M.B.A. degree from the Harvard Business School. Mr. Kramer was a founding board member of the Online Press Association in 2001.

Ms. Yates was named President and Chief Operating Officer of MarketWatch.com in December 2001. She is a veteran Internet media executive, having started or lead several Internet ventures since 1995. Her roles included founder and Vice President/Business Development for Knight Ridder Digital, founding Board Member of CareerPath (now CareerBuilder) and Classified Ventures (parent company of HomeHunter.com, Cars.com and NewHomes.com), and Vice President/Product Development for Women.com. Prior to founding Knight Ridder Digital, Kathy spent 13 years in executive positions with the San Jose Mercury News and its parent, Knight Ridder. She began as Assistant to the Publisher of the Mercury News in 1981, was promoted to Chief Financial Officer in 1982 and served as General Manager from 1988 to 1994. Yates earned an M.B.A from Stanford University Graduate School of Business and graduated from Trinity College with a degree in Economics.

Ms. Platt has served as Chief Financial Officer since December 1999. From May of 1999 through November 1999, Ms. Platt was Chief Financial Officer of Indus International, a provider of enterprise asset management software. From April 1996 to April 1999, Ms. Platt served as Chief Financial Officer for Splash Technologies Holdings, Inc., a Sunnyvale-based international supplier of color servers. Previously, Ms. Platt served a 20-year tenure at Coopers & Lybrand, including 10 years as a partner, where she specialized in high technology companies. Ms. Platt holds a B.S. in business administration from The Pennsylvania State University.

Mr. Bishop has served as Executive Vice President and General Manager since June 2001. From October 2000 until June 2001, Mr. Bishop served as Executive Vice President of Business and Product Development. He served as Executive Vice President of Business Development from February 2000 until October 2000, and was Vice President of Business Development of MarketWatch.com from the Company's formation in October 1997 until February 2000. From August 1995 until October 1997, Mr. Bishop was employed by DBC, most recently as Director of DBC Online. Mr. Bishop holds a B.A. degree in East Asian Studies from Middlebury College and an M.A. degree in International Economics from Johns Hopkins University.

Mr. McLernon has served as Vice President of Advertising Sales of MarketWatch.com since January 1998 and Executive Vice President of Advertising Sales and Marketing since February 2000. From March 1997 until December 1997, he served as National Director of Advertising Sales with Quote.com, Inc., a financial news Web site operator. Mr. McLernon was also the National Director of Internet Strategy with Softbank Interactive Marketing, a subsidiary of Softbank Corp., a distributor and wholesaler of software and peripheral equipment for PCs, from March 1996 until March 1997. From June 1994 until March 1996, he served as Account Manager with Interactive Marketing.

Mr. Kinney has served as Vice President of Licensing since June 1999 and Executive Vice President of Licensing since February 2000. From May 1998 through June 1999, Mr. Kinney was the Chief Operating Officer and Chief Financial Officer for BigCharts, Inc. Mr. Kinney joined BigCharts in May 1998, after spending eight years with The Boston Consulting Group (BCG), a strategic management consulting firm. Mr. Kinney holds an undergraduate degree from Dartmouth College and an M.B.A. from Stanford University Graduate School of Business.

Mr. Thingelstad has served as Chief Technology Officer of MarketWatch.com since February 2002, and also served in that capacity from June 1999 until February 2001. From February 2001 to February 2002, he was self-employed as an Internet industry consultant. From June 1996 to June 1999, Mr. Thingelstad served as Chief Technology Officer and a Director of BigCharts, Inc. From February 1995 to March 1996, he served as a Director of Technology at WebSpan, Inc., an Internet service provider. From early 1993 to January 1996, Mr. Thingelstad served as the Technical Coordinator for the Disability Services Department at the University of Minnesota. Mr. Thingelstad attended the University of Minnesota's Institute of Technology.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Since January 15, 1999, our common stock, par value $.01, has been traded on the Nasdaq National Stock Market under the symbol "MKTW". The approximate number of record holders of our common stock as of March 20, 2001 was 273 (although we believe there was a greater number of beneficial owners).

The following table presents, for the periods indicated, the high and low sales price of our common stock as reported on the Nasdaq National Market.

       Year ended
    December 31, 2001           High        Low
---------------------------  ----------  ----------
First Quarter.............. $     6.25  $     2.91
Second Quarter............. $     4.29  $     2.07
Third Quarter.............. $     3.01  $     1.06
Fourth Quarter............. $     4.71  $     1.50

       Year ended
    December 31, 2000           High        Low
---------------------------  ----------  ----------
First Quarter.............. $    45.94  $    33.06
Second Quarter............. $    35.25  $    13.13
Third Quarter.............. $    26.88  $     7.75
Fourth Quarter............. $     8.13  $     1.63

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities, and we do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

                                                                                                        DBC
                                                                                                      ONLINE/
                                                             MARKETWATCH.COM                          NEWS(1)
                                     ---------------------------------------------------------------------------
                                                                                      Inception
                                                                                     (October 29,    January 1,
                                                                                        1997)           1997
                                                                                       Through        Through
                                                    Years Ended December 31,        December 31,     October 28,
                                     ---------------------------------------------------------------------------
                                        2001        2000        1999        1998         1997           1997
                                     ----------  ----------  ----------  ----------  ------------   ------------
STATEMENTS OF OPERATIONS DATA
(in thousands except per share data)
Net revenues....................... $   45,856  $   53,907  $   24,935  $    7,027           630   $      1,172
Gross profit.......................     27,233      32,895      15,034       4,190           482            512
Operating expenses.................    103,834     121,448      77,324      16,444           563          1,895
Net loss...........................    (76,523)    (91,263)    (60,878)    (12,413)          (81)  $       (943)
Basic and diluted net loss
  per share(2)..................... $    (4.60) $    (5.83) $    (4.68) $    (1.38)        (0.01)
Shares used to compute basic
  and diluted net loss
  per share (2)(3)                      16,648      15,659      13,004       9,000         9,000

                                                             MARKETWATCH.COM
                                     ------------------------------------------------------------
                                                          Years Ended December 31,
                                     ------------------------------------------------------------
                                        2001        2000        1999        1998         1997
                                     ----------  ----------  ----------  ----------  ------------
BALANCE SHEET DATA
(in thousands)
Cash and cash equivalents.......... $   37,637  $   45,356  $    9,500  $      140             -
Working capital (deficit)..........     38,194      48,868      18,544      (5,889)          139
Total assets.......................     77,513     144,240     156,855       4,487           237
Advances from DBC(4)...............          -           -           -       3,946             -
Total stockholders' equity
   (deficiency).................... $   69,051  $  133,417  $  149,148  $   (3,130) $        152

(1) Reflects the results of operations of the predecessor business for the period indicated.

(2) Reflects the conversion of MarketWatch.com LLC into a corporation as if such transaction had occurred as of the beginning of the period indicated.

(3) See Note 2 to Notes to the Financial Statements for information concerning the number of shares used in computing net loss per share.

(4) Advances from DBC by DBC Online/News at October 28, 1997 were neither paid by the Predecessor business nor assumed by MarketWatch.com.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth previously under the caption "Business - Factors That May Affect Our Operating Results," and in other sections of this Annual Report on Form 10-K entitled "Competition" and "Intellectual Property" in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We completed our initial public offering in January 1999. Prior to our initial public offering, we were a joint venture owned 50% each by DBC, now known as Interactive Data Corporation, or IDC, and CBS, and were formed as a limited liability company in October 1997. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were reorganized from a limited liability company into a corporation.

Since our formation, we have operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. We sell advertising banners and sponsorships on our Web sites, license our content and tools to electronic brokers, financial publishers and portals, and sell subscriptions to certain IDC products.

We have several agreements with CBS and IDC that include the following:

  Upon conversion of MarketWatch.com into a corporation, CBS agreed to contribute $30.0 million in advertising through October 2002. The $30.0 million contribution was delivered in full by the end of the quarter ended June 30, 2000;
  CBS licenses its trademark and certain news content for royalties approximating 8% of all of our net revenues other than revenue attributable to IDC and certain other revenue. The license agreement expires in October 2005;
  IDC provided us with part of our Web site infrastructure and certain operational and administrative services at IDC's cost, as required. IDC's service obligation expires on October 29, 2005. In addition, IDC pays us a monthly, per subscriber fee for delivery of our news to IDC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and May 5, 2002. CBS has delivered $20.1 million of the additional $30.0 million in advertising as of December 31, 2001. In March 2002, CBS agreed to extend $460,000 of the advertising for delivery of mentions through December 31, 2002.

In January 2000, we entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. In 2001 and 2000, we contributed $1.5 million and $5.0 million, respectively, to the joint venture to fund operations in accordance with the agreement. In November 2001, we signed a sale and purchase agreement with the Financial Times Group to transfer our ownership of the joint venture to the Financial Times Group. As part of the ownership transfer, we signed a transitional services agreement with the Financial Times Group under which we would migrate the technology developed for the joint venture Web site to the Financial Times Group for a fee. The agreement also assigned certain equipment to us that was owned by the joint venture. In addition, we signed a license agreement with the Financial Times Group under which we will provide certain content and tools for a monthly fee. Our portion of the loss in the joint venture was $1.5 million and $5.0 million for the years ended December 31, 2001 and 2000, respectively. Since we no longer had a commitment to fund the joint venture, we reversed the previously recorded losses of $645,000 during the three months ended September 30, 2001.

In January 2001, Pearson plc acquired Data Broadcasting Corporation's 34.1% stake in MarketWatch.com, Inc.

Our ability to generate significant revenue or reach profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses to continue for the foreseeable future. Although we were cash flow positive for the first time in the fourth quarter of 2001, given the general economic uncertainty and the continued uncertainty of the advertising market, we may not remain cash flow positive for fiscal 2002 or any particular fiscal quarter. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

                                          Years ended December 31,
                                   ----------------------------------
                                      2001        2000        1999
                                   ----------  ----------  ----------
   '                               (in thousands except per share data)
Net revenues:
  Advertising.................... $   17,988  $   34,952  $   18,033
  Licensing......................     24,775      15,809       5,262
  Other..........................      3,093       3,146       1,640
                                   ----------  ----------  ----------
       Total net revenues........     45,856      53,907      24,935
Cost of net revenues.............     18,623      21,012       9,901
                                   ----------  ----------  ----------
       Gross profit..............     27,233      32,895      15,034
                                   ----------  ----------  ----------
Operating expenses:
  Product development............      8,308       8,725       4,762
  General and administrative.....     12,600      14,211       8,948
  Sales and marketing............     29,975      47,130      33,430
  Purchased in-process research
    and development..............          -           -         200
  Amortization of goodwill
    and intangibles..............     51,542      51,382      29,984
  Restructuring costs............      1,409           -           -
                                   ----------  ----------  ----------
       Total operating expenses..    103,834     121,448      77,324
                                   ----------  ----------  ----------
          Loss from operations...    (76,601)    (88,553)    (62,290)
   Interest income, net..........      1,554       2,285       1,412
   Loss in joint venture.........     (1,476)     (4,995)          -
                                   ----------  ----------  ----------
       Net loss.................. $  (76,523) $  (91,263) $  (60,878)
                                   ==========  ==========  ==========
Basic and diluted net
   loss per share.................$    (4.60) $    (5.83) $    (4.68)
                                   ==========  ==========  ==========
Shares used in the calculation
   of basic and diluted
   net loss per share............     16,648      15,659      13,004
                                   ==========  ==========  ==========

                                          Years ended December 31,
                                  -----------------------------------
                                      2001        2000        1999
                                   ----------  ----------  ----------
                                    (as a percentage of net revenues)
Net revenues:
  Advertising....................         39%        65%        72%
  Licensing......................         54          29          21
  Other..........................          7           6           7
                                   ----------  ----------  ----------
       Total net revenues........        100         100         100
Cost of net revenues.............         41          39          40
                                   ----------  ----------  ----------
       Gross profit..............         59          61          60
                                   ----------  ----------  ----------
Operating expenses:
  Product development............         18          16          19
  General and administrative.....         28          26          36
  Sales and marketing............         65          88         134
  Purchased in-process research
    and development..............          -           -           1
  Amortization of goodwill
    and intangibles..............        112          95         120
  Restructuring costs............          3           -           -
                                   ----------  ----------  ----------
       Total operating expenses..        226         225         310
                                   ----------  ----------  ----------
          Loss from operations...       (167)       (164)       (250)
  Interest income, net...........          3           4           6
  Loss in joint venture..........         (3)         (9)          -
                                   ----------  ----------  ----------
       Net loss..................       (167)%      (169)%      (244)%
                                   ==========  ==========  ==========

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, goodwill, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

We generate our net revenues from three primary sources: the sale of advertising on our Web sites; the license of content; and other revenues including television, radio and subscription products.

Advertising revenues, derived from the sale of advertisements and sponsorships on our Web sites, are recognized using the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight line basis over the term of the contract in the period the advertising is displayed, provided that no significant obligations remain on our part and collection of the resulting receivable is probable. Our obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the our Web sites.

Licensing revenues consist of revenue earned from the licensing of our content and tools. License revenues consist of fixed monthly amounts related to the license of charting technology and news content that are recognized ratably over the term of the licensing agreement or amounts based on the number of third-party Web site subscribers that use the service each month.

Other revenues consist of revenue from our television and radio shows, membership center revenues, and subscription revenues. We produce a weekend television program for distribution on CBS affiliates and daily radio broadcasts for distribution by Westwood One Radio Network. We share in the revenue earned through the sale by CBS sales forces and Westwood One of advertising space during its television and radio programming, respectively. Revenue for the television program is recognized as the shows are aired and revenue is earned. Revenue for the radio show is recognized monthly as advertisements are run and earned. Membership center revenues consist of fees for leads generated from promotions placed in the membership center section of the MarketWatch.com Web site and are recognized in the month the leads are generated. Membership center customers pay us a fixed fee for each customer that comes to our site and registers for our product from the MarketWatch.com website. Subscription revenue relates to customer subscriptions to the IDC online services, MarketWatch RT and MarketWatch Live, which provide subscribers access to real-time exchange data and analytical products and are sold through our Web sites. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to prepayments of license and advertising contracts and subscription fees for which amounts have been collected but for which revenue has not been recognized.

Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions,"or APB 29, are recognized during the period in which the advertisements are displayed on our Web sites. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. For the years ended December 31, 2001 and 2000, we recognized $1.5 million and $508,000, respectively, in barter revenue. No barter revenue was recorded in calendar year 1999.

We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Changes in the above factors can have a material impact on actual bad debts incurred.

As discussed in Note 2 of the financial statements, we are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We have not recorded significant impairment charges for goodwill and intangible assets in the past. However, to the extent that events or circumstances cause our assumptions to change, we may be required to record a charge which could be material.

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore, have not been required to pay income taxes, we have established a valuation allowance for the entire amount of our deferred tax assets at December 31, 2001. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period that this is determined.

Net Revenues

Net revenues are derived from the licensing of our content, sale of advertising on our Web sites, distribution of television and radio broadcasts, subscription sales of IDC products, fees from our membership center and the sale of news to IDC, CBS and other customers. Net revenues decreased by 15% to $45.9 million for the year ended December 31, 2001 from $53.9 million for the year ended December 31, 2000. The decrease is primarily a result of a reduction in advertising revenue, which was partially offset by an increase in licensing revenue. Advertising revenue declined due to a decrease in the number of advertisers on our Web sites and smaller advertising buys from some existing customers. Spending by our customers on Web advertising has primarily decreased in response to generally uncertain economic conditions. The increase in license revenue was caused by several interrelated factors, including the increase in the number of licensees, increase in license products available, and increased size and productivity of our sales force.

Net revenues increased by 116% to $53.9 million for the year ended December 31, 2000 from $24.9 million for the same period of 1999. The increase in advertising revenue was caused by several interrelated factors including the following: a greater number of advertisers; an increase in users of our Web sites and resultant page views with advertisements contained on those pages; an increase in inventory available for sale due to the BigCharts acquisition and the formation of strategic relationships such as Yahoo! and AOL; an increase in size and productivity of our direct sales force; increased rate card pricing for ad placements; and greater flexibility and sophistication of advertising packages offered to advertisers. The increase in license revenue was due to increases in the number of licenses, products available and size of our sales force.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can and have ceased advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive and has experienced a recent significant softening in demand. Therefore, advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites for any reason, future revenues could be adversely affected.

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

Net revenues are expected to remain flat or decrease in future periods due to the weakened economy.

Cost of Net Revenues

Cost of net revenues primarily consists of news staff compensation, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties and licensing clients, fees paid for data, amortization of intangibles associated with the purchase of BigCharts, Web site infrastructure costs, costs of serving ads, and costs related to subscriptions including exchange fees and communication lines.

Cost of net revenues decreased by 11% to $18.6 million for the year ended December 31, 2001 from $21.0 million for the year ended December 31, 2000. Cost of net revenues decreased primarily due to the decrease in news production personnel and CBS production costs and a decrease in the royalties' payable due to CBS resulting from decreased revenues. Cost of net revenues increased by 112% to $21.0 million for the year ended December 31, 2000 from $9.9 million for the same period of 1999. Cost of net revenues increased due to the addition of news reporters and editors, additional network communications lines, equipment and personnel to accommodate increased traffic on our Web sites and license services, costs to serve advertisements on the site, and royalties paid to CBS.

As a percentage of net revenues, cost of net revenues were 41% for the year ended December 31, 2001, 39% for the year ended 2000 and 40% in the same period in 1999. The increase as a percentage of net revenues in 2001 is primarily due to the fixed nature of the costs and the decrease in revenues.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers, and expenses for contract programmers and developers. Product development expenses decreased by 5% to $8.3 million for the year ended December 31, 2001 from $8.7 million for the year ended December 31, 2000 and increased 83% comparing the year ended December 31, 2000 with the same period in 1999. Product development expenses decreased in 2001 due to a decrease in personnel costs and data source fees, and increased in 2000 due to higher headcount, the purchase of BigCharts, Inc. and associated expenses in 1999 and an increase in depreciation expense related to capital expenditures for technology as we developed our Web sites' infrastructure to replace DBC services.

As a percentage of net revenues, product development expenses were 18%, 16% and 19% for the years ended December 31, 2001, 2000 and 1999, respectively. The increase as a percentage of net revenues occurred in calendar 2001 as net revenues declined.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, allocations from IDC for administrative services in 2000 and 1999, occupancy and facility costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses decreased by 11% to $12.6 million for the year ended December 31, 2001 from $14.2 million for the year ended December 31, 2000 and increased 59% comparing the year ended December 31, 2000 with the same period in 1999. General and administrative expenses decreased in 2001 due primarily to a decrease in headcount, legal, travel and consulting expenses and increased in 2000 primarily due to additional personnel, increased facilities, and higher legal and consulting costs of a public company.

As a percentage of net revenues, general and administrative costs were 28%, 26% and 36% for the years ended December 31, 2001, 2000 and 1999, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of non-cash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses decreased by 36% to $30.0 million for the year ended December 31, 2001 from $47.1 million for the year ended December 31, 2000. Sales and marketing expenses decreased in 2001 due to a number of factors, including a decrease in CBS in-kind advertising, a reduction in cash advertising spending and a decrease in commissions due to lower advertising sales.

Sales and marketing expenses increased 41% to $47.1 million for the year ended December 31, 2000 from $33.4 million for the same period in 1999. Sales and marketing expenses increased due to a number of factors including: an increase in the utilization of promotions and advertising contributed by CBS in each of the two years; growth of our direct sales force in 1999 and 2000 and increased sales commissions from higher advertising sales; an increase in purchases of Web banner ads to promote our products and services; an increase in purchases of traditional print and broadcast advertising in each of the two years to promote our products and services; and an increase in distribution partners and related payments.

As a percentage of net revenues, sales and marketing expenses were 65%, 88% and 134% for the years ended December 31, 2001, 2000 and 1999, respectively.

We record an expense at the time the in-kind advertising and promotion is provided by CBS under our agreement with CBS based on the rate card value of the advertising. Non-cash advertising expense relating to services provided by CBS was $11.6 million, $17.4 million and $14.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Amortization of Intangibles

Of the $157.5 million purchase price for BigCharts, Inc., $152.5 million was allocated to goodwill, which was being amortized over 3 years, and $3.6 million was allocated to intangible assets, which was being amortized over periods ranging from 1.5 to 3.5 years. We would have amortized $21.2 million in 2002, however, on January 1, 2002, we will adopt SFAS No. 142 and cease amortization of our goodwill balance and instead periodically evaluate goodwill for impairment.

2001 Restructuring Plan

In response to the continuing economic slowdown, we implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses. We recorded a restructuring charge of $1.4 million consisting primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; lease costs of $510,000 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Minnesota that were vacated due to the reductions in workforce; write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value totaling $530,000; and legal and consulting costs of $70,000 related to the restructuring. At December 31, 2001, we had $345,000 remaining in our restructuring accrual.

Interest Income

Interest income of $1.6 million for the year ended December 31, 2001 decreased 30% from the prior year due to continued depletion of cash in the current year and lower returns on investments. Interest income of $2.3 million for the year ended December 31, 2000 resulted from income earned on the proceeds from our initial public offering in January 1999, as well as the additional cash contributions by CBS and DBC in May 2000. Interest income of $1.4 million for the year ended December 31, 1999 resulted from income earned on the proceeds from our initial public offering in January 1999.

Loss in Joint Venture

On October 2, 2001, we signed a non-binding memorandum of understanding, or MOU, to transfer our ownership in FTMarketwatch.com to the Financial Times Group, thereby eliminating the joint venture relationship. Prior to the signing of the MOU, we recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture through August 31, 2001. In November 2001, we signed the purchase and sale agreement finalizing the transfer of our ownership in the joint venture to the Financial Times Group. As part of the ownership transfer, we signed a transitional services agreement with the Financial Times Group under which we would migrate the technology developed for the joint venture Web site to the Financial Times Group for a fee. The agreement also assigned certain equipment to us that was owned by the joint venture. In addition, we signed a license agreement with the Financial Times Group under which we will provide content and tools for a monthly fee. Our portion of the loss for the years ended December 31, 2001 and 2000 was $1.5 million and $5.0 million, respectively. Since we no longer had a commitment to fund the joint venture, we reversed previously recorded losses of $645,000 during the three months ended September 30, 2001.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising and license sales and the proceeds of our initial public offering. At December 31, 2001, cash and cash equivalents totaled $37.6 million compared to $45.4 million at December 31, 2000 and $9.5 million at December 31, 1999.

Cash used in operating activities was $2.3 million for the year ended December 31, 2001. The cash used in 2001 was primarily due to the net loss of $76.5 million, offset by non-cash charges of $57.7 million in depreciation and amortization of property and equipment and goodwill and intangibles, $11.6 million in advertising provided by CBS, the loss in the joint venture of $1.5 million and bad debt expense of $1.0 million. Significant sources of cash from operations for the year ended December 31, 2001 include a decrease in accounts receivable and prepaid expenses and other assets, partially offset by a decrease in accounts payable and accrued expenses. The Company recognized $1.5 million in barter revenue and marketing expense for the year ended December 31, 2001.

Cash used in operating activities was $12.6 million for the year ended December 31, 2000. The cash used in 2000 was primarily due to a loss of $91.3 million, offset by non-cash charges of $17.4 million in advertising provided by CBS, $56.2 million in depreciation and amortization of property and equipment and goodwill and intangibles, and the loss in joint venture of $5.0 million. Significant uses of cash for operations for the year ended December 31, 2000 include costs associated with increased sales and marketing activities to establish and promote our products and services, an increase in headcount and related expenses and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses. The Company recognized $508,000 in barter revenue and marketing expense for the year ended December 31, 2000.

Cash used in operating activities was $19.1 million for the year ended December 31, 1999. The cash used in 1999 was primarily due to a net loss of $60.9 million, offset by non-cash charges of $14.0 million for advertising provided by CBS and $32.3 million in depreciation of property and equipment and amortization of goodwill and intangibles. Significant uses of cash for operations for the year ended December 31, 1999 include costs associated with increased sales and marketing activities to establish and promote our products and services and costs of directors and officers' insurance premiums incurred as a result of becoming a public company, and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

Cash used in investing activities was $5.9 million for the year ended December 31, 2001 and consisted primarily of additional investment in our joint venture and capital expenditures. Capital expenditures have generally consisted of purchases of computer hardware and software and leasehold improvements related to leased facilities.

Cash used in investing activities was $9.2 million for the year ended December 31, 2000 and consisted primarily of sale of short-term investments, an investment in our joint venture and capital expenditures.

Cash used in investing activities was $16.5 million for the year ended December 31, 1999 and consisted primarily of the purchase of short-term investments, the purchase of BigCharts, Inc. and capital expenditures. The BigCharts purchase included a cash payment of $6.0 million to stockholders and financial advisors of BigCharts, and $1.5 million in acquisition costs.

Cash provided by financing activities was $517,000 for the year ended December 31, 2001 and primarily reflects the proceeds from the employee stock purchase plan and option exercises throughout the year.

Cash provided by financing activities was $57.7 million for the year ended December 31, 2000 and primarily reflected the proceeds from the additional contribution from CBS and IDC. In May 2000, we issued 1,136,814 shares of the Company's common stock to each of IDC for $43.0 million in cash and the same number of shares to CBS for $13.0 million in cash and $30.0 million in rate card advertising and promotion over two years ended May 2002.

Cash provided by financing activities was $45.0 million for the year ended December 31, 1999 and primarily reflected the proceeds from the initial public offering in January 1999 of 3,162,500 shares of common stock at $17 per share with proceeds of $43.9 million, net of underwriting and offering expenses and the repayment of amounts owed to DBC.

As of December 31, 2001, commitments under noncancellable operating leases totaled $12.6 million through December 31, 2010. In addition, we are committed to pay $2.5 million to AOL over the next three years. AOL has a unilateral right to cancel the agreement in November 2002 or November 2003. If AOL cancels the agreement in 2002 or 2003, our commitment would be reduced to $852,000 or $1.7 million, respectively.

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. We are unable to predict whether and when any prospective acquisition will become available or the likelihood that any acquisition will be completed and successfully integrated. Further, we cannot assure you that additional financing will be available to us in any required time frame on commercially reasonable terms, if at all. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or Pearson elects to maintain its percentage interest pursuant to the exercise of the purchase right under its respective stockholders' agreement, then CBS or Pearson would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of our common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short-term investments classified as "available for sale". In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2001, all of our investments mature in less than one year.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of MarketWatch.com, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketWatch.com, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Francisco, California
January 25, 2002

MARKETWATCH.COM, INC.
BALANCE SHEETS

(in thousands, except share amounts)

                                                                 December 31,
                                                           ----------------------
                                                              2001        2000
                                                           ----------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $   37,637  $   45,356
  Accounts receivable, net of allowances for bad debts
     of $752 and $628 at December 31, 2001 and
     2000, respectively..................................      8,263      11,838
  Prepaid expenses.......................................        756       2,497
                                                           ----------  ----------
          Total current assets...........................     46,656      59,691

Property and equipment, net..............................      9,533      10,846
Intangible assets, net...................................          -       1,129
Goodwill, net............................................     21,179      72,010
Other assets.............................................        145         564
                                                           ----------  ----------
          Total assets................................... $   77,513  $  144,240
                                                           ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $    4,004  $    5,810
  Accrued expenses.......................................      4,162       4,825
  Deferred revenue.......................................        296         188
                                                           ----------  ----------
          Total current liabilities......................      8,462      10,823
                                                           ----------  ----------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares;
     authorized; no shares issued and outstanding........          -           -
  Common stock, $.01 par value; 30,000,000 shares authorized;
     16,741,530 shares and 16,541,403 shares
     issued and outstanding at December 31,
     2001 and 2000, respectively.........................        168         166
  Additional paid-in capital.............................    319,940     319,425
  Contribution receivable................................     (9,899)    (21,539)
  Accumulated deficit....................................   (241,158)   (164,635)
                                                           ----------  ----------
          Total stockholders' equity ....................     69,051     133,417
                                                           ----------  ----------
          Total liabilities and stockholders' equity..... $   77,513  $  144,240
                                                           ==========  ==========

The accompanying notes are an integral part of these financial statements.

MARKETWATCH.COM, INC.
STATEMENTS OF OPERATIONS

(in thousands, except per share data)

                                          Years ended December 31,
                                  -----------------------------------
                                      2001        2000        1999
                                   ----------  ----------  ----------

Net revenues:
  Advertising.................... $   17,988  $   34,952  $   18,033
  Licensing......................     24,775      15,809       5,262
  Other..........................      3,093       3,146       1,640
                                   ----------  ----------  ----------
       Total net revenues........     45,856      53,907      24,935
Cost of net revenues.............     18,623      21,012       9,901
                                   ----------  ----------  ----------
       Gross profit..............     27,233      32,895      15,034
                                   ----------  ----------  ----------
Operating expenses:
  Product development............      8,308       8,725       4,762
  General and administrative.....     12,600      14,211       8,948
  Sales and marketing............     29,975      47,130      33,430
  Purchased in-process research
    and development..............          -           -         200
  Amortization of goodwill
    and intangibles..............     51,542      51,382      29,984
  Restructuring costs............      1,409           -           -
                                   ----------  ----------  ----------
       Total operating expenses..    103,834     121,448      77,324
                                   ----------  ----------  ----------
          Loss from operations...    (76,601)    (88,553)    (62,290)
   Interest income, net..........      1,554       2,285       1,412
   Loss in joint venture.........     (1,476)     (4,995)          -
                                   ----------  ----------  ----------
  Net loss....................... $  (76,523) $  (91,263) $  (60,878)
                                   ==========  ==========  ==========
Basic and diluted net
  loss per share................. $    (4.60) $    (5.83) $    (4.68)
                                   ==========  ==========  ==========
Shares used in the calculation
   of basic and diluted net
   loss per share.................    16,648      15,659      13,004
                                   ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

MARKETWATCH.COM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

                                    Common Stock
                                --------------------
                                                      Additional  Deferred   Contribu-     Accumu-
                                                       Paid-in     Compen-      tion        lated
                                  Shares     Amount    Capital     sation    Receivable    Deficit       Total
                                -----------  -------  ----------  ---------  ----------  ------------  ----------
Balances, December 31, 1998....  9,000,000  $    90  $   53,366  $  (1,144) $  (42,948) $    (12,494) $   (3,130)

Issuance of common stock,
  net of issuance costs,
  pursuant to the initial
  public offering..............  3,162,500       31      47,832                                           47,863
Issuance of common stock
  pursuant to the purchase
  of BigCharts.................  1,589,138       16     149,539                                          149,555
Issuance of common stock
  upon exercise of options.....    175,039        2         830                                              832
Amortization of deferred
  compensation.................                                        621                                   621
Compensation and other
  expenses related to
  option grants................                             179        110                                   289
Reduction in CBS advertising
  contribution.................                         (20,000)                20,000
Advertising received from CBS..                                                 13,996                    13,996
Net loss.......................                                                              (60,878)    (60,878)
                                -----------  -------  ----------  ---------  ----------  ------------  ----------
Balances, December 31, 1999.... 13,926,677      139     231,746       (413)     (8,952)      (73,372)    149,148

Issuance of common stock
  upon exercise of options.....    341,098        3       1,702                                            1,705
Amortization of deferred
  compensation.................                                         43                                    43
Compensation and other
  expenses related to
  option grants................                                        370                                   370
Issuance of shares to DBC....... 1,136,814       12      42,988                                           43,000
Issuance of shares to CBS.......   341,044        4      12,997                                           13,001
Capital contribution receivable
  from CBS.....................    795,770        8      29,992                (30,000)
Advertising received from CBS..                                                 17,413                    17,413
Net loss.......................                                                              (91,263)    (91,263)
                                -----------  -------  ----------  ---------  ----------  ------------  ----------
Balances, December 31, 2000.... 16,541,403      166     319,425          -     (21,539)     (164,635)    133,417

Issuance of common stock
  upon exercise of  options....     60,962        1          79                                               80
Issuance of common stock
  through employee stock
  purchase plan................    139,165        1         436                                              437
Advertising received from CBS..                                                 11,640                    11,640
Net loss.......................                                                              (76,523)    (76,523)
                                -----------  -------  ----------  ---------  ----------  ------------  ----------
Balances, December 31, 2001.... 16,741,530  $   168  $  319,940  $       -  $   (9,899) $   (241,158) $   69,051
                                ===========  =======  ==========  =========  ==========  ============  ==========

The accompanying notes are an integral part of these financial statements.

MARKETWATCH.COM, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

                                                   Years ended December 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Cash flows used in operating activities:
  Net loss................................... $ (76,523) $ (91,263) $ (60,878)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Provision for bad debt..................     1,020      1,046        280
     Depreciation and amortization...........    57,713     56,196     32,287
     Loss in joint venture...................     1,476      4,995          -
     Noncash charges from stockholders.......    11,640     17,413     13,996
     In process research and
       development write-off.................         -          -        200
     Changes in operating assets
      and liabilities:
       Accounts receivable...................     2,555     (4,811)    (6,064)
       Prepaid expenses and other
          assets.............................     2,160        684     (3,641)
       Accounts payable and
          accrued expenses...................    (2,469)     3,272      4,470
       Deferred revenue......................       108       (156)       215
                                               ---------  ---------  ---------
          Net cash used in operating
          activities.........................    (2,320)   (12,624)   (19,135)
                                               ---------  ---------  ---------

Cash flows used in investing activities:
  Purchase of short-term investments.........         -          -    (15,248)
  Sale of short-term investments.............         -      4,979     10,269
  Purchase of property and equipment.........    (4,440)    (9,210)    (4,022)
  Acquisition of business, net
     of cash acquired........................         -          -     (7,476)
  Investment in joint venture                    (1,476)    (4,995)         -
                                               ---------  ---------  ---------
          Net cash used in investing
          activities.........................    (5,916)    (9,226)   (16,477)
                                               ---------  ---------  ---------

Cash flows provided by financing activities:
  Issuance of common stock...................       517     57,706     48,918
  Advances from DBC..........................         -          -     (3,946)
                                               ---------  ---------  ---------
    Net cash provided by financing activities       517     57,706     44,972
                                               ---------  ---------  ---------
Net change in cash...........................    (7,719)    35,856      9,360
Cash and cash equivalents,
  at beginning of period.....................    45,356      9,500        140
                                               ---------  ---------  ---------
Cash and cash equivalents, at end of period.. $  37,637  $  45,356  $   9,500
                                               =========  =========  =========

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Nature of Business

The Company

MarketWatch.com, Inc. (the "Company"), a leading Web-based provider of comprehensive, real-time, business news, financial programming and analytic tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation ("DBC"), now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), with each member owning a 50% interest in the Company.

In connection with the formation of the limited liability company, the Company, CBS and DBC entered into a contribution agreement (the "Contribution Agreement"), under which DBC contributed to the Company cash and DBC's existing "Online/News" business, which primarily consisted of customer contracts and intellectual property, and CBS agreed to provide $50.0 million of rate card amount advertising and promotions over a period of five years in return for its ownership interest. Subsequently, the $50.0 million rate card amount was revised to $30.0 million upon completion of our initial public offering (see Note 3).

In addition, CBS and the Company entered into a license agreement dated October 29, 1997 (the "License Agreement") where CBS, in exchange for a royalty of 30% of net advertising revenue, as defined, granted to the Company the non- exclusive right and license to use certain CBS news content and registered trademarks, including the CBS "Eye" design, for five years ending October 29, 2005, subject to termination on the occurrence of certain events. Subsequently, the 30% royalty was decreased to 8% (see Note 3). In addition, the Company entered into a services agreement with DBC (the "Services Agreement") on October 29, 1997 under which DBC charged the Company for certain general services, the Company receives payment from DBC for supplying news and the Company receives a fee for licensing MarketWatch RT and MarketWatch Live.

In January 1999, the Company completed an initial public offering ("IPO") of 3,162,500 shares of common stock at $17.00 per share. Total proceeds to the Company were approximately $47.9 million, net of offering costs. Immediately prior to the completion of the IPO, the Company was reorganized from a limited liability company to a corporation. All share and per share data have been retroactively adjusted to reflect the reorganization.

Effective June 9, 1999, the Company completed its acquisition of BigCharts.com, Inc. ("BigCharts"), a Minnesota corporation, for $6.0 million in cash, $110.9 million worth of MarketWatch common stock, and $38.6 million worth of options to purchase MarketWatch common stock which were issuable upon exercise of options to purchase BigCharts common stock assumed in the merger. BigCharts is a leading provider of licensed online financial charting content to electronic brokers, financial publishers and portals. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

On January 6, 2000, the Company entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an Internet provider of real time business news, financial programming and analytical tools. Under the agreement, the Company licensed its trademark and technology to the joint venture, contributed certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times contributed trademarks for an ongoing royalty fee, provided 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for 500,000 shares in the joint venture. The Company recorded 50% of the loss incurred by FT MarketWatch.com based on our ownership percentage and accounted for the joint venture under the equity method.

In October 2001, the Company signed a non-binding memorandum of understanding ("MOU") to transfer its ownership of the joint venture to the Financial Times Group. Since the Company no longer had a commitment to fund the joint venture, previously recorded losses of $645,000 were reversed during the three months ended September 30, 2001. In November 2001, the Company completed the sale and purchase agreement finalizing the transfer of ownership in the joint venture to the Financial Times Group. As part of the ownership transfer, the Company signed a transitional services agreement with the Financial Times Group under which the Company would migrate the technology developed for the joint venture Web site to the Financial Times Group for a fee. The agreement also assigned certain equipment to the Company that was owned by the joint venture. In addition, the Company signed a license agreement with the Financial Times Group under which it will provide content and tools for a monthly fee. The total contributions to the joint venture for the years ended December 31, 2001 and 2000 were $1.5 million and $5.0 million, respectively.

On May 5, 2000, the Company issued 1,136,814 shares of the Company's common stock to each of DBC for $43.0 million in cash and the same number of shares to CBS for $13.0 million in cash and $30.0 million in rate card advertising and promotion, expiring May 5, 2002. In March 2002, $460,000 of the remaining advertising and promotion from CBS has been extended to December 31, 2002.

In January 2001, an affiliate of Pearson plc ("Pearson"), a British media company, acquired Data Broadcasting Corporation's 34.1 % stake in MarketWatch.com, Inc.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Investments in entities in which the Company can exercise significant influence, but are less than majority-owned and are not otherwise controlled by the Company, are accounted for under the equity method.

The Company operates in one segment.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company generates its net revenues from three primary sources: the sale of advertising on the Company's Web sites; the license of content; and other revenues including television, radio, membership fees, and subscription products.

Advertising revenues, derived from the sale of advertisements and sponsorships on the Company's Web sites, are recognized using the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight line basis over the term of the contract in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's Web sites. Additionally, certain sponsorship agreements provide links to third-party Web sites and generate either fixed transaction fees for monthly access or variable fees, which are dependent upon the number of transactions consummated at the third- party Web site by linked customers. Such amounts are recognized as revenue in the month earned.

Licensing revenues consist of revenue earned from the licensing of MarketWatch content and tools. License revenues consist of fixed monthly amounts related to the license of charting technology and news content that are recognized ratably over the term of the licensing agreement or amounts based on the number of third-party Web site subscribers that use the service each month.

Other revenues consist of revenue from the Company's television and radio shows, membership center revenues, and subscription revenues. The Company produces a weekend television program for distribution on CBS affiliates and daily radio broadcasts for distribution by Westwood One Radio Network. The Company shares in the revenue earned through the sale by CBS sales forces and Westwood One of advertising space during its television and radio programming, respectively. Revenue for the television program is recognized as the shows are aired and revenue is earned. Revenue for the radio show is recognized monthly as advertisements are run and earned. Membership center revenues consist of fees for leads generated from promotions placed in the membership center section of the CBS MarketWatch.com Web site. Membership center customers pay MarketWatch a fixed fee for each customer that comes to their site and registers for their product from the CBS MarketWatch.com website. Revenue from the membership center is recognized in the month the leads are generated. Subscription revenue relates to customer subscriptions to the IDC online services, MarketWatch RT and MarketWatch Live, which provide subscribers access to real-time exchange data and analytical products and are sold through the Company's Web sites. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to prepayments of license and advertising contracts and subscription fees for which amounts have been collected but for which revenue has not been recognized.

Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Nonmonetary Transactions," are recognized during the period in which the advertisements are displayed on the Company's Web sites. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. For the years ended December 31, 2001 and 2000, the Company recognized $1.5 million and $508,000, respectively, in barter revenue. No barter revenue was recorded in calendar year 1999.

The Company did not record barter revenue and the related expenses for advertising provided to AOL under an agreement in accordance with Emerging Issues Task Force 99-17, "Accounting for Advertising Barter Transactions", or EITF 99-17. Under the provisions of EITF 99-17, revenue and expense should be recognized at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. Since these criteria were not met with respect to our barter agreement with AOL, the Company did not recognize revenue. Under the agreement with AOL, for the year ended December 31, 2001, AOL received 65 mentions and 58 graphics on the CBS MarketWatch.com Weekend Show and 15% of a CBS MarketWatch.com and AOL cobranded advertisement that ran 114 times in the NY Daily News and 104 times in the San Francisco Examiner. For the year ended December 31, 2000, AOL received 550 mentions and 440 graphics on the CBS MarketWatch.com Daily Show, 100 mentions and 338 graphics on the CBS MarketWatch.com Weekend Show, and 15% of a CBS MarketWatch.com and AOL cobranded advertisement that ran 39 times in the NY Daily News and 26 times in the San Francisco Examiner. For the years ended December 31, 2001, 2000 and 1999, the Company received 8.2 billion; 4.8 billion; and 174 million impressions, respectively, from AOL.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

The Company classifies all investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investment securities to be classified as either held to maturity, trading or available-for-sale. At December 31, 2001 and 2000, the Company did not have any short-term investments.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the remaining lease term. Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2001, 2000 and 1999 was $5.1 million, $3.3 million and $1.4 million, respectively.

Intangible Assets and Goodwill

Goodwill and intangibles have been amortized using the straight- line method. Goodwill was being amortized over three years, and intangibles were being amortized over periods ranging from 1.5 to 3.5 years. Through December 31, 2001, the Company assessed the recoverability of its long term assets by comparing the projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If it was probable that the projected future undiscounted cash flows of the acquired assets were less than the carrying value of the goodwill, we would recognize an impairment loss in accordance with the provision of Statement of Financial Accounting Standards No. 121 ("SFAS No.121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In addition, if the analysis warranted revised estimated useful lives, the Company would adjust the lives of the assets in accordance Accounting Principles Board Opinion No. 17, "Intangible Assets." No impairment was identified as of December 31, 2001.

On January 1, 2002, the Company will adopt SFAS No. 142, "Goodwill and other Intangible Assets" and cease amortization of our goodwill balance. In lieu of amortization, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142 and, thereafter, periodically evaluate goodwill for impairment. The Company will use a two-step process to evaluate impairment. The first step is to identify a potential impairment by comparing the fair value of the Company to the carrying value, including goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any. The Company expects to complete the initial impairment review under SFAS No. 142 during the first quarter of 2002 and, consequently, has not determined if an adjustment for impairment will be required. The Company would have amortized $21.2 million related to goodwill balances in 2002.

Amortization of goodwill and intangibles for the years ended December 31, 2001, 2000 and 1999 was $52.0 million, $52.4 million and $30.5 million, respectively, of which $416,000, $1.0 million and $500,000, respectively, was included in cost of sales.

Net Loss per Share

The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share are computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes all shares of common stock issuable upon exercise of employee stock options, as the effect of the exercise would be anti-dilutive.

Options to purchase 1,828,026; 3,033,537; and 2,042,826 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive.

Product Development Costs

Costs attributable to the development of new products are expensed as incurred. The Company develops software that enables users to access information on its Web sites and subscription services. Development costs incurred prior to technological feasibility are expensed as incurred. Costs eligible for capitalization have been immaterial for all periods presented.

Promotion and Advertising

Advertising costs are expensed as incurred. Promotion and advertising provided by CBS under the Contribution Agreement are recognized as an expense during the period in which the services are provided based on the rate card value of such services (See Notes 3 and 9). Advertising expenses for the year ended December 31, 2001, 2000 and 1999 were $15.1 million, $26.3 million and $25.2 million, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Management deposits its cash with three financial institutions. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. As of December 31, 2001 and 2000, none of the Company's customers accounted for 10% or more of its gross accounts receivable. The fair value of accounts receivable approximates cost due to their short-term nature.

Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During each of the three years in the period ended December 31, 2001, the Company has not had any significant transactions that are required to be reported in comprehensive income.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No.25"), "Accounting for Stock Issued to Employees" and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." In accounting for stock-based transactions with non- employees, the Company records compensation expense in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Recently Issued Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." These Statements made significant changes to the accounting for business combinations, goodwill and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. On January 1, 2002, the Company will adopt the provisions of SFAS No. 142 that apply to goodwill and intangible assets acquired prior to June 30, 2001. SFAS 142 requires that goodwill be tested annually for impairment. The Company expects to complete the initial impairment review under SFAS No. 142 during the first quarter of 2002 and, consequently, has not determined if an adjustment for impairment will be required.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121. SFAS No. 144 addresses the accounting for the impairment of long-lived assets and develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 will be effective for the Company on January 1, 2002. The Company has not yet determined what effect the adoption of SFAS No. 144 will have on the Company's earnings and financial position.

Note 3 - Agreements with CBS and Pearson

In January 1999, the Company entered into a Stockholders' Agreement ("Stockholders' Agreement") with CBS and IDC under which CBS reduced the advertising commitment from the Contribution Agreement to an aggregate rate card amount of $30.0 million in return for a change in the royalty rate payable under the License Agreement, extension of the License Agreement to 2005 and modification to certain non-competition provisions. Additionally, both CBS and Pearson, which acquired IDC's 34.1% stake in the Company (see Note 1), have a right of first refusal in the event either party desires to sell any securities of the Company to a third-party or if the Company issues new securities.

In addition, the Company and CBS entered into an Amended and Restated License Agreement (the "Amended and Restated License") which became effective immediately prior to the IPO. Under the Amended and Restated License, in return for the right to use the CBS name and logo as well as the CBS Television Network news content, the Company is obligated to pay a royalty to CBS of: (i) during 1999: (a) 8% of Gross Revenues in excess of $500,000 and up to and including $50.5 million and (b) 6% of Gross Revenues in excess of $50.5 million; and (ii) in subsequent years through the termination of the license agreement on October 29, 2005: (a) 8% of Gross Revenues up to and including $50.0 million and (b) 6% of Gross Revenues in excess of $50.0 million.

CBS has the right to terminate the agreement in certain circumstances, including the Company's breach of a material term or condition of the agreement, insolvency, bankruptcy or other similar proceeding, discontinuance of use of the MarketWatch logo without providing an acceptable substitute, or acquisition or issuance of certain percentages of the Company's common stock or voting power by or to a CBS competitor. In addition, CBS has retained significant editorial control over the use and presentation of the CBS news content and the CBS logo and has the ability to prevent the Company from displaying certain types of content, which are unacceptable to CBS.

Gross Revenues means gross operating revenues that are derived from an Internet service or Web site that provides information or services of a financial nature or uses the CBS trademarks licensed to the Company. Gross Revenues excludes certain revenues including those from Pearson, an amount equal to certain commissions paid to sales representatives and an amount equal to certain revenues attributable to an acquired company's results of operations for the 12 months prior to the acquisition.

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

In January 1999, the Company and IDC entered into an Amended and Restated Services Agreement (the "Amended Services Agreement"), in which IDC would provide the Company with hosting services, software programming assistance, data feeds, communications lines, office space and related facilities, network operations and Web site management services, as well as certain administrative and engineering services if requested by the Company. The Amended Services Agreement provides for IDC to grant the Company certain nonexclusive licenses to its data and information feeds and provides for certain network Web site hosting performance standards. IDC also pays the Company a monthly per subscriber fee ranging from $2.50 to $5.00, subject to a monthly minimum of $100,000 through October 2002, for delivery of the Company's news to all IDC subscribers, as defined. The Company is also required to pay IDC 25% and 75% of subscription revenues for MarketWatch RT(TM) and MarketWatch Live(TM), respectively. The term of the Amended Services Agreement will expire on October 29, 2005.

In January 1999, the Company, CBS and Pearson entered into a Registration Rights Agreement ("Registration Agreement"). CBS and Pearson, and their affiliates and permitted transferees, were given certain registration rights for the securities of the Company held by them under the Registration Agreement.

In October 1999, CBS committed to provide advertising and promotions over a five-year period in return for its ownership position (see Note 1). The Company had recorded the $50.0 million commitment by CBS as a contribution receivable and reduced the receivable and recorded an expense based on the rate card amount of the advertising and promotion during the period provided. Under the terms of the Stockholders' Agreement, the Company recorded a $20.0 million reduction to the contribution receivable and additional paid-in capital upon completion of the IPO. Under the terms of the stock purchase agreement that was entered into with CBS in March 2000, CBS agreed to provide an additional $30.0 million in advertising during the period from March 1, 2000 through December 31, 2002.

Note 4 - Balance Sheet Components

Allowance for bad debts was as follows (in thousands):

                                                             Years ended
                                                             December 31,
                                               -----------------------------------
                                                  2001         2000        1999
                                               -----------  -----------  ---------
Balance at beginning of period............... $       628  $       280  $     226
Charged to expenses..........................       1,020        1,046        280
Write-off's, net of recoveries................        (896)        (698)      (226)
                                               -----------  -----------  ---------
Balance at end of period..................... $       752  $       628  $     280
                                               ===========  ===========  =========

Prepaid expenses were as follows (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2001         2000
                                               -----------  -----------
Prepaid marketing............................ $       552  $     2,117
Other........................................         204          380
                                               -----------  -----------
                                              $       756  $     2,497
                                               ===========  ===========

Property and equipment, net, consisted of the following (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2001         2000
                                               -----------  -----------
Computers and equipment...................... $    11,767  $    10,555
Leasehold improvements.......................       5,712        3,858
Furniture and fixtures.......................       2,126        1,412
                                               -----------  -----------
                                                   19,605       15,825
Less accumulated depreciation and
  amortization...............................     (10,072)      (4,979)
                                               -----------  -----------
       Total property and equipment, net..... $     9,533  $    10,846
                                               ===========  ===========

Accrued expenses were as follows (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2001         2000
                                               -----------  -----------
Accrued television production................ $       715  $       494
Accrued royalty..............................         812        1,176
Accrued compensation.........................       1,258        2,809
Restructuring accrual........................         345            -
Accrued other................................       1,032          346
                                               -----------  -----------
                                              $     4,162  $     4,825
                                               ===========  ===========

Note 5 - Business Acquisition

Effective June 9, 1999, the Company completed its acquisition of
BigCharts, a Minnesota corporation, for $6.0 million in cash, $110.9 million worth of its Common Stock, and $38.6 million worth of its stock options. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. In connection with the acquisition, in the second quarter of 1999, the Company recorded expenses of
$2.0 million primarily consisting of accounting and legal fees and other related transactions costs. The following are unaudited pro forma condensed results of operations for the Company and BigCharts on the basis that the acquisition had taken place at the beginning of the period presented. The Company has not included a $200,000 charge for the write-off of acquired in-process technology in the pro forma net loss due to its non-recurring nature. These results are not indicative of the actual results that would have occurred had the action taken place at the beginning of the period (in thousands):

                                                        Year Ended
                                                     December 31, 1999
                                                    -------------------
                                                        (unaudited)

Pro forma net revenues...........................       $ 26,765
Pro forma net loss...............................        (82,558)
Pro forma net loss per share.....................       $  (5.87)

Note 6 - Income Taxes

The components of the net deferred tax assets and liabilities were as presented below (in thousands):

                                                          December 31,
                                               -----------------------------------
                                                  2001         2000        1999
                                               -----------  -----------  ---------
Deferred tax assets:
  Net operating loss carryforwards........... $    37,446  $    29,695  $  14,720
  Property and equipment.....................       3,377        1,281      1,402
  Accruals and reserves......................         704          443        205
                                               -----------  -----------  ---------
      Total deferred tax assets..............      41,527       31,419     16,327

Deferred tax liabilities:
  Intangible assets..........................        (115)        (449)    (1,102)
                                               -----------  -----------  ---------
    Net deferred tax asset...................      41,412       30,970     15,225
  Less valuation allowance...................     (41,412)     (30,970)   (15,225)
                                               -----------  -----------  ---------
    Deferred tax asset....................... $         -  $         -  $       -
                                               ===========  ===========  =========

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax asset.  The valuation allowance for the years ended
December 31, 2001, 2000 and 1999 increased by $10.4 million, $15.7 million, and
$15.2 million, respectively.

At December 31, 2001, the Company had federal and state net operating loss carry-forwards of approximately $98.1 million and $70.4 million, respectively, available to offset future regular taxable income.  The Company's net operating loss carryforwards expire in the years 2010 through 2020 for federal purposes and expire in the years 2004 through 2011 for state purposes.  The availability of net operating losses to offset future taxable income may be limited as a result of ownership changes in 1999.  The amount of such limitations, if any, has not been determined.

Included in the above stated net operating loss carryforwards, the Company has federal and state net operating loss carryforwards of $13.0 million and $9.9 million, respectively, attributable to the exercise of stock options not included in gross deferred tax assets; and when recognized, the benefit will be recorded as a credit to additional paid-in capital rather than a reduction of the income tax provision.

The difference between the income tax benefit at the statutory rate of 34%
and the Company's effective tax rate was due primarily to the valuation allowance established to offset the deferred tax asset.  The provision for income tax was different than the amount computed using the applicable statutory federal income tax rate with the difference for the years summarized below:

                                                             Years ended
                                                             December 31,
                                               ------------------------ ----------
                                                  2001         2000        1999
                                               -----------  -----------  ---------
Provision computed at federal statutory rate.         (34)%        (34)%      (34)
  State taxes, net of federal benefit........          (5)          (5)        (6)
  Amortization of goodwill...................          26           23         19
  Other permanent differences................          (1)          (1)         -
  Change in valuation allowance..............          14           17         21
                                               -----------  -----------  ---------
Provision for income taxes...................           - %          - %        -
                                               ===========  ===========  =========

Note 7 - Commitments and Contingencies

Leases

Beginning in April 1998, the Company subleased office space from
CBS for its corporate headquarters in San Francisco, California and its operations in New York City through 2010. In addition, the Company leases space in Minneapolis, Washington D.C., Chicago, Los Angeles, Boston and Dallas. Rent
expense under the leased properties was $1.6 million, $744,000 and $675,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future annual minimum lease payments under the leases are as follows (in thousands):

Year ending December 31,
   2002.................................................. $    1,650
   2003..................................................      1,698
   2004..................................................      1,697
   2005..................................................      1,873
   2006..................................................      1,992
   Thereafter............................................      3,710
                                                           ----------
                                                          $   12,620
                                                           ==========

Commitments

The Company has entered into employment agreements with four of its officers. These agreements expire through June 2004.  Such agreements provide for annual salary levels ranging from $120,000 to $315,000, as well as annual bonuses of up to 100% of the base salary.

As of January 2002, the Company is committed to paying $2.5 million to AOL over the next three years in fulfillment of an agreement.  AOL has the unilateral right to cancel the agreement in November 2002 or November 2003.  If
AOL cancels the agreement in 2002 or 2003, the Company's commitment would be reduced to $852,000 or $1.7 million, respectively.  Under the agreement, the
Company created a co-branded site that enables AOL members to access CBS
MarketWatch.com content and investment management tools through the AOL portal.
The Company and AOL have also agreed to collaborate in sales and marketing efforts.

The Company maintains agreements with independent content providers for certain news, stock quotes and other information. The terms of these agreements are generally one to two years, with optional extension periods ranging from one to three years.

Contingencies

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that will have a material adverse effect on the
Company's financial position or results of operations.

Several plaintiffs have filed class action lawsuits in federal court against the Company, certain of its current and former officers and directors and its underwriters in connection with its January 1999 initial public offering.  The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.  The Company believes that the lawsuits and claims asserted against MarketWatch.com pursuant to these class action complaints are without merit and intends to vigorously defend against these claims. The Company does not believe that any of these legal proceedings will have a material adverse effect on the Company's results of operations. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation.

Note 8 - Employee Benefit Plans

401K

The Company has a 401(k) deferred savings plan covering
substantially all employees.  Employee contributions were matched 33% by the
Company, up to a maximum of $2,500 per employee per year for all prior periods.
Matching contributions by the Company in the years 2001, 2000 and 1999 were approximately $348,000, $327,000 and $180,000, respectively.

Employee Stock Purchase Plan

Effective August 15, 2000, the Company's Board of Directors
adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 500,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every
February 14th and August 14th. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each six-month offering period or the specified purchase date. In addition, on each January 1, the aggregate number of shares of the Company's common stock reserved for issuance under the Plan shall be increased automatically by a number of shares purchased under the Plan in the preceding calendar year, provided that the Board may in its sole discretion reduce the amount of the increase in any particular year.  During the year ended December 31, 2001,
139,165 shares were purchased under the Purchase Plan.  At December 31,
2001, 360,835 shares were available under the Purchase Plan for future issuance.

Stock Option Plans

In 1998, the Board of Directors adopted  the 1998 Equity Incentive
Plan (the "1998 Plan") and the 1998 Directors' Stock Option Plan (the
"1998 Directors' Plan") and all outstanding employee options became part of the
1998 Plan. The 1998 Plan and 1998 Directors' Plan became effective upon the completion of the Company's IPO. In the calendar year 2000, the Board of
Directors reserved an additional 1,500,000 shares for issuance under the 1998
Plan.  To date, the Company has reserved an aggregate of 3.1 million shares for issuance under both plans.

The 1998 Plan allows for the issuance of incentive stock options and non-
qualified stock options.  The 1998 Directors Plan allows for the issuance of non-qualified stock options.  The stated exercise price of all options granted are not less than 100% of the fair market value on the date of grant.  Options are generally granted for a term of ten years and vest one-third after each year of service over a three-year period.

Pursuant to the consummation of the acquisition of BigCharts during 1999, the
Company assumed the BigCharts, Inc. 1995 Stock Plan (the "BigCharts Plan").
Options issued become exercisable over varying periods as provided in the individual plan agreements. BigCharts had issued 585,824 shares under the
BigCharts Plan.

In June 2001, the Company offered a voluntary stock option exchange program that provided the Company's employees and directors the opportunity to cancel certain stock options of the Company's common  stock, in exchange for new options to purchase 75% of the shares subject to the cancelled options six months and one day after the options were cancelled. The new options would be granted on or after January 19, 2002 at the then fair market value of the
Company's common stock. Options to purchase approximately 2.7 million shares were eligible for the exchange program. On July 18, 2001, the Company cancelled options to purchase approximately 989,000 shares, and granted new options to purchase approximately 725,000 shares on January 22, 2002.

The following summarizes the activity in the Company's stock option plans:

                                                          Weighted
                                                           Average
                                              Options     Exercise
                                             Outstanding    Price
                                             ----------  -----------
Options outstanding, December 31, 1998.....    863,500  $      6.25
Options granted at fair value..............    777,111  $     44.94
Options assumed from BigCharts purchase....    585,824  $      6.92
Options cancelled..........................   (158,570) $     23.12
Options exercised..........................   (175,039) $      5.51
                                             ----------
Options outstanding, December 31, 1999.....  1,892,826  $     21.11

Options granted at fair value..............  1,666,838  $     20.80
Options cancelled..........................   (335,029) $     35.68
Options exercised..........................   (341,098) $      5.02
                                             ----------
Options outstanding, December 31, 2000.....  2,883,537  $     21.31

Options granted at fair value..............    572,010  $      3.17
Options cancelled.......................... (1,566,559) $     31.51
Options exercised..........................    (60,962) $      1.32
                                             ----------  -----------
Options outstanding, December 31, 2001.....  1,828,026  $      8.15
                                             ==========  ===========

At December 31, 2001, 2000 and 1999, 1,125,757, 258,913 and 114,925 options were available for future grant, respectively, and 813,651, 806,432 and 747,370 options were exercisable, respectively. The weighted average exercise price and weighted average remaining contractual life of the vested options were $9.90 and
8.08 years, respectively, at December 31, 2001; $13.18 and 8.62 years, respectively, at December 31, 2000; and $5.73 and 8.57 years, respectively, at
December 31, 1999.

For the years ended December 31, 2001, 2000 and 1999, the Company expensed
$0, $43,000, and $621,000, respectively, of deferred compensation representing the difference between the deemed fair value by the Company's Board of Directors of the common stock on the date of grant and the option exercise price on the date of grant. Deferred compensation was amortized over the three year vesting period of the options.

The following table summarizes information about options at December 31,
2001:

                                                                                            Options
                                                       Options Outstanding                Exercisable
                                             -----------------------------------------------------------
                                                          Weighted
                                                           Average    Weighted                 Weighted
                                               Number     Remaining    Average                  Average
                                                Out-     Contractual  Exercise     Number      Exercise
              Exercise Price                  standing      Life        Price    Exercisable     Price
-------------------------------------------  ----------  -----------  ---------  ----------    ---------
$ 1.32 - $ 3.00............................    287,992         9.30  $    2.63      19,090    $    2.01
$ 3.02 - $ 3.75............................    266,213         8.99  $    3.36      31,713    $    3.33
$ 3.88 - $ 4.00. ..........................    334,665         6.01  $    4.00     318,106    $    4.00
$ 4.03 - $ 4.03............................    349,500         8.82  $    4.03     115,149    $    4.03
$ 4.13 - $ 11.00...........................    315,522         7.58  $    6.02     184,037    $    6.93
$ 11.38 - $ 74.00..........................    274,134         8.09  $   31.36     145,556    $   33.66
                                             ----------                         ----------
                                             1,828,026         8.08  $    8.15     813,651    $    9.90
                                             ==========                          ==========

For the year ended December 31, 1999, 150,000 options were issued outside of the option plans, none of which were exercisable at December 31, 1999. As of
December 31, 2000, 50,000 of the options issued outside the plans were exercisable.  These options were exchanged in July 2001 pursuant to the
Company's voluntary stock option exchange program.  There were no options outstanding outside of the option plans at December 31, 2001.

The Company recorded amortization expense of $0, $370,000 and $229,000 for the years ended December 31, 2001, 2000 and 1999, respectively, in connection with stock options issued for services. For the years ended December 31, 2000 and 1999, the Company estimated the fair value of options issued for services using the Black-Scholes option pricing model using the following assumptions: no dividend yield, weighted average contracted option term of 10 years, risk free interest rate of 4.94%, and an expected volatility factor of 97%.

Fair Value Disclosures

The Company applies APB No. 25 and its related interpretations in accounting for its equity based compensation plans. Had the Company's stock-
based compensation cost been determined based on fair value at the grant date for awards under the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                     Years ended December 31,
                                               ------------------------------------
                                                  2001        2000          1999
                                               ----------  ----------    ----------
Net loss:
  As reported................................ $  (76,523) $  (91,263)   $  (60,878)
                                               ==========  ==========    ==========

  Pro forma.................................. $  (80,215) $ (105,190)   $  (66,913)
                                               ==========  ==========    ==========
Net loss per share:
  As reported................................ $    (4.60) $    (5.83)   $    (4.68)
                                               ==========  ==========    ==========

  Pro forma.................................. $    (4.82) $    (6.72)   $    (5.15)
                                               ==========  ==========    ==========

The Company calculated the fair value of its equity based compensation plans using the Black-Scholes model.  The following assumptions were used related to option grants for the years ended December 31, 2001, 2000 and 1999: no dividend yield, weighted average expected option term of four years, risk free interest rates of 4.2%, 4.2% and 6.5%, respectively, and an expected volatility factor of
115%, 108% and 97%, respectively.  The assumptions used related to the Purchase
Plan for the years ended December 31, 2001 and 2000 were: no dividend yield, weighted average term of six months, risk free interest rates of 2.6% and 6.2%, respectively, and a volatility factor of 115% and 118%, respectively.

According to the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants during 2001, 2000 and 1999 was $2.44, $15.66, and $31.19 per share, respectively, and the weighted average fair value of shares granted under the Purchase Plan for the years ended
December 31, 2001 and 2000 were $2.37 and $5.51, respectively.

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Note 9 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $2.8 million,
$3.8 million, and $1.3 million for the years ended December 31, 2001, 2000 and
1999, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $11.6 million, $17.4 million, and $14.0 million at rate card value for the years ended December 31,
2001, 2000 and 1999, respectively, for advertising and promotion provided by
CBS. Rental payments to CBS for leasing of certain facilities were $1.1 million,
$559,000, and $338,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Licensing revenues from IDC were $1.4 million, $2.7 million, and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company recognized revenue of $1.2 million, $1.9 million, and $854,000 for the years ended December 31, 2001, 2000 and 1999, respectively, from television programming on CBS stations, and costs to CBS of $1.2 million for the years ended December 31, 2001 and 2000 and $509,000 for the year ended December 31,
1999 for production of the television programming.

IDC purchased $123,000, $298,000, and $435,000 for the years ended December
31, 2001, 2000 and 1999, respectively, of advertising under an insertion order.
Direct charges for subscription revenues for certain IDC data feeds were
$136,000, $262,000, and $227,000 for the years ended December 31, 2001, 2000 and
1999, respectively.   In 2000 and 1999, IDC provided certain general services
including accounting, network operations, hosting of the Company's Web pages and data feeds totaling $735,000 and $1.6 million, respectively.  At December 31,
2001 and 2000, $338,000 and $501,000 was included in accounts receivable due from IDC, respectively.

At December 31, 2001 and 2000, $1.0 million and $1.2 million, respectively, were included in accounts receivable for radio and television revenue due from
CBS and the Company had a liability of $812,000 and $1.2 million, respectively, owed to CBS for royalty fees.

An executive of the Company was also a member of the Board of Directors of two customers. For the years ended December 31, 2000 and 1999, $175,000 and
$235,000, respectively, of advertising revenues were attributable to these customers.

Note 10 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company accrued for legal and consulting costs of
$70,000 related to the restructuring. As of December 31, 2001, the Company had paid out $300,000 related to severance and employee costs, $207,000 related to obligations under non-cancelable lease obligations, and $27,000 related to legal and consulting costs.  At December 31, 2001, $345,000 remains to be paid out for lease costs and other expenses. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Note 11 - Comparative Quarterly Financial Data (unaudited)

                                                      Quarter Ended
                                       --------------------------------------------
                                        March 31,  June 30, September 30, December 31,
                                          2001       2001       2001         2001
                                       ---------  ---------  ---------   ----------

Net revenues..........................  $ 11,813   $ 11,868   $ 10,528    $  11,647
Gross profit..........................  $  7,003   $  7,094   $  6,001    $   7,135
Net loss..............................  $(19,919)  $(19,711)  $(16,045)   $ (20,848)
Net loss per share, basic and diluted.  $  (1.20)  $  (1.19)  $  (0.96)   $   (1.25)
Shares used in per share
   calculation, basic and diluted.....    16,573     16,607     16,678       16,733
                                        --------   --------   --------     --------

                                                      Quarter Ended
                                        -------------------------------------------
                                        March 31,  June 30, September 30, December 31,
                                          2000       2000       2000         2000
                                        --------  ---------  ---------   ----------

Net revenues..........................  $ 12,401   $ 13,319   $ 13,517    $  14,670
Gross profit..........................  $  7,962   $  7,964   $  7,911    $   9,058
Net loss..............................  $(22,706)  $(23,941)  $(20,309)   $ (24,307)
Net loss per share, basic and diluted.  $  (1.62)  $  (1.54)  $  (1.23)   $   (1.47)
Shares used in per share
   calculation, basic and diluted.....    14,024     15,578     16,473       16,541
                                        --------   --------   --------     --------

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

Item 10. Directors and Executive Officers of the Registrant

Information relating to our executive officers is present under Item 4A of this report. Information relating to our directors will be set forth under the caption "Proposal No. 1 -- Election of Directors" in our definitive proxy statement in connection with the Annual Meeting of Stockholders to be held in
May 2002. Such information is incorporated herein by reference.  Our definitive proxy statement will be filed with the Securities and Exchange Commission as required no later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

Information relating to executive compensation will be presented under the caption "Executive Compensation" in our definitive proxy statement.  This information is incorporated herein by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption
"Security Ownership of Certain Beneficial Owners and Management" in our
definitive proxy statement. This information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships of our directors and executive officers and related transactions will be presented under the caption
"Certain Relationships and  Related Transactions" in our definitive proxy statement. This information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K

  Documents to be filed as part of this Annual Report on Form 10-K
..

1.   Financial Statements (see index to Item 8).

2.   Financial Statement Schedules.

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

(a)   Reports on Form 8-K.

None.

(c) Exhibits. See Item 14(a)(3) above.

(d)  Financial Statements. See Item 14(a)(1) above.

                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2002.

MarketWatch.com, Inc.

(Registrant)

By:

/s/ LARRY S. KRAMER

Larry S. Kramer

Chief Executive Officer and Chairman

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

         Signature                         Title                      Date
--------------------------- ------------------------------------ --------------
/s/ LARRY S. KRAMER         Chief Executive and Chairman         April 1, 2002
--------------------------- (Principal Executive Officer)
Larry S. Kramer

/s/ JOAN P. PLATT           Chief Financial Officer and          April 1, 2002
--------------------------- Secretary (Principal Financial
Joan P. Platt               and Accounting Officer)

/s/ PETER GLUSKER           Director                             April 1, 2002
---------------------------
 Peter Glusker

/s/ ANDREW HEYWARD          Director                             April 1, 2002
---------------------------
Andrew Heyward

/s/  STEPHEN HILL           Director                             April 1, 2002
---------------------------
Stephen Hill

/s/ ROBERT LESSIN           Director                             April 1, 2002
---------------------------
Robert Lessin

/s/ JOHN MAKINSON           Director                             April 1, 2002
---------------------------
John Makinson

/s/ DANIEL MASON            Director                             April 1, 2002
---------------------------
Daniel Mason

                            Director
---------------------------
Russell I. Pillar

/s/ GILES SPACKMAN          Director                             April 1, 2002
---------------------------
Giles Spackman

/s/ JONATHAN MAY            Director                             April 1, 2002
---------------------------
Jonathan May

/s/ JEFFREY F. RAYPORT      Director                             April 1, 2002
---------------------------
Jeffrey F. Rayport

/s/ CHRISTIE HEFNER         Director                             April 1, 2002
---------------------------
Christie Hefner

/s/ BARRY HERSTEIN          Director                             April 1, 2002
---------------------------
Barry Herstein

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

10.24 (9)

 Memorandum of understanding by and between the Registrant,
Pearson International Finance Ltd. and FTMarketWatch (Europe) Ltd., dated
September 28, 2001.

10.25

 Joint venture sale and purchase agreement dated November 16,
2001 between Registrant and Pearson Internet Holdings BV.

21.01 (10)

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

(9) Incorporated by reference to exhibit of the same number, filed with the Registrant's Quarterly Report on Form 10Q (File No. 000-25113) filed with the Securities and Exchange Commission on November 14, 2001.

(10)Incorporated by reference to exhibits of the same number, filed with the
Registrant's Registration Statement on Form S-1 (File No. 333-84789), filed with the Securities and Exchange Commission on August 9, 1999, as subsequently amended.

                                                    Exhibit 23.01

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8
(Nos. 333-83383, 333-85741, 333-50078) and on Form S-3 (No. 333-84789) of MarketWatch.com, Inc.
of our report dated January 25, 2002 relating to the financial statements, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

San Francisco, California

March 28, 2002