Form 10-Q
period 2002-03-31
MARKETWATCH COM INC
filed 2002-05-15
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of May 1, 2002 was 16,990,063.

MarketWatch.com, Inc.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2002

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

MarketWatch.com, Inc.

Condensed Balance Sheets

(in thousands)

                                                         March 31,    December 31,
                                                           2002          2001
                                                       ------------  ------------
                                                       (unaudited)
                          Assets
Current assets:
  Cash and cash equivalents .......................... $    37,358   $    37,637
  Accounts receivable, net ...........................       7,344         8,263
  Prepaid expenses ...................................       1,415           756
                                                       ------------  ------------
          Total current assets .......................      46,117        46,656
                                                       ------------  ------------

Property and equipment, net ..........................       8,480         9,533
Goodwill, net ........................................      21,179        21,179
Other assets .........................................         145           145
                                                       ------------  ------------
          Total assets ............................... $    75,921   $    77,513
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ................................... $     3,255   $     4,004
  Accrued expenses ...................................       3,963         4,162
  Deferred revenue ...................................         258           296
                                                       ------------  ------------
          Total current liabilities ..................       7,476         8,462
                                                       ------------  ------------

Stockholders' equity
  Preferred stock ....................................         --            --
  Common stock .......................................         169           168
  Additional paid-in capital .........................     320,134       319,940
  Contribution receivable ............................      (5,049)       (9,899)
  Accumulated deficit ................................    (246,809)     (241,158)
                                                       ------------  ------------
          Total stockholders' equity .................      68,445        69,051
                                                       ------------  ------------
          Total liabilities and
             stockholders' equity .................... $    75,921   $    77,513
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Operations

(in thousands, except per share data)

                                      Three Months Ended
                                           March 31,
                                    ---------------------
                                       2002       2001
                                    ---------- ----------
Net revenues:
  Advertising...................... $   2,904  $   5,179
  Licensing........................     6,246      5,865
  Other............................       666        769
                                    ---------- ----------
       Total net revenues..........     9,816     11,813
Cost of revenues...................     3,874      4,810
                                    ---------- ----------
       Gross profit................     5,942      7,003
                                    ---------- ----------
Operating expenses:
  Product development..............     1,431      2,485
  General and administrative.......     2,825      3,645
  Sales and marketing..............     7,519      7,538
  Amortization of goodwill
    and intangibles................        --     12,801
                                    ---------- ----------
       Total operating expenses....    11,775     26,649
                                    ---------- ----------
Loss from operations...............    (5,833)   (19,466)
Interest income ...................       182        602
Loss in joint venture..............        --     (1,055)
                                    ---------- ----------
Net loss........................... $  (5,651) $ (19,919)
                                    ========== ==========
Basic and diluted net loss per
  share............................ $   (0.34) $   (1.20)
                                    ========== ==========
Shares used in the calculation
  of basic and diluted net loss
  per share........................    16,792     16,573
                                    ========== ==========

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         2002          2001
                                                     -----------  -----------
Cash flows used in operating activities:
  Net loss.......................................... $   (5,651)  $  (19,919)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Provision for bad debt.........................         --          405
     Depreciation and amortization..................      1,205       14,147
     Loss in joint venture..........................         --        1,055
     Noncash charges from stockholder...............      4,850        1,317
     Changes in operating assets and liabilities:
       Accounts receivable..........................        919        1,829
       Prepaid expenses and other assets............       (659)          (4)
       Accounts payable and accrued expenses........       (948)      (1,369)
       Deferred revenue.............................        (38)        (193)
                                                     -----------  -----------
        Net cash used in operating activities.......       (322)      (2,346)
                                                     -----------  -----------
Cash flows used in investing activities:
  Purchase of property and equipment................       (152)      (1,743)
  Investment in joint venture.......................         --       (1,476)
                                                     -----------  -----------
        Net cash used in investing activities.......       (152)      (3,219)

                                                     -----------  -----------
Cash flows provided by financing activities:
  Issuance of common stock..........................        195          279
                                                     -----------  -----------
        Net cash provided by financing activities...        195          279
                                                     -----------  -----------
Net change in cash..................................       (279)      (5,286)
Cash and cash equivalents at the beginning
  of the period.....................................     37,637       45,356
                                                     -----------  -----------
Cash and cash equivalents at the end of the period.. $   37,358   $   40,070
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

MARKETWATCH.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis of Presentation

The interim financial data as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited; however, in the opinion of MarketWatch.com, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 2 - Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142, ("SFAS No. 142"), "Goodwill and Other Intangible Assets". These statements made significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. As a result, the Company has ceased amortization of $21.2 million in goodwill.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. The Company adopted the provisions of SFAS No. 144 on January 1, 2002 and the adoption did not have a material effect on its results of operations or financial position.

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

Options to purchase 2,535,102 and 2,902,111 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti- dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $412,000 and $580,000 for the three months ended March 31, 2002 and 2001, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $4.9 million and $1.3 million at rate card value for the three months ended March 31, 2002 and 2001, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $273,000 and $268,000 for the three months ended March 31, 2002 and March 31, 2001, respectively.

Licensing revenues from IDC were $300,000 and $434,000 for the three months ended March 31, 2002 and 2001, respectively. In addition, the Company recognized revenues of $409,000 and $686,000 for the three months ended March 31, 2002 and 2001, respectively, from television and radio programming on CBS stations, and costs to CBS of $300,000 and $363,000 for the three months ended March 31, 2002 and 2001, respectively, for production of the television programming.

IDC purchased $25,000 and $33,000 for the three months ended March 31, 2002 and 2001, respectively, of advertising under an insertion order.

At March 31, 2002 and 2001, $770,000 and $1.3 million, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $339,000 and $818,000, respectively, were included in the Company's accounts receivable related to license and subscription revenues due from IDC. At March 31, 2002 and 2001, the Company had a liability of $412,000 and $580,000, respectively, owed to CBS for royalty fees.

Direct charges for subscription revenues for certain IDC data feeds were $20,000 and $55,000 for the three months ended March 31, 2002 and 2001, respectively. Under the terms of the Amended and Restated Services Agreement, IDC agreed to provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $0 and $106,000 for the three months ended March 31, 2002 and 2001, respectively.

An executive of the Company was also a member of the Board of Directors of a customer. For the three months ended March 31, 2001, $80,000 of advertising revenues were attributable to this customer.

Note 5 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of March 31, 2002 $294,000 remains for lease costs and other expenses. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Note 6 - Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The carrying amount of goodwill at March 31, 2002 totaled $21.2 million. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                                             For the
                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         2002          2001
                                                     ------------------------
Reported net loss                                    $   (5,651)  $  (19,919)
Addback: Goodwill amortization                                        12,708
Addback: Intangibles amortization                                         93
                                                     ------------------------
Adjusted net loss                                    $   (5,651)  $   (7,118)
                                                     ------------------------

Basic and diluted net loss per share:

  Reported net loss per share                        $    (0.34)  $    (1.20)
  Goodwill amortization                                                  .77
  Intangibles amortization                                              0.01
                                                     ------------------------
  Adjusted net loss per share                        $    (0.34)  $    (0.42)
                                                     ------------------------

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

Overview

We completed our initial public offering in January 1999. Prior to our initial public offering, we were a joint venture owned 50% each by DBC, now IDC, and CBS, and were formed as a limited liability company in October 1997. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were re-organized from a limited liability company into a corporation.

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

We have several agreements with CBS and IDC that include the following:

  Upon our formation into a corporation, CBS agreed to contribute $30.0 million in advertising valued at rate card through October 2002. The $30.0 million contribution was delivered in full by June 30, 2000;
  CBS licenses its trademark and certain news content to us for royalties approximating 8% of all of our net revenues other than revenue attributable to IDC and certain other revenue. The license agreement expires in October 2005;
  IDC provided us with part of our Web site infrastructure and certain operational and administrative services at IDC's cost. IDC's service obligation expires on October 29, 2005. In addition, IDC pays us a monthly, per subscriber fee for delivery of our news to IDC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and December 31, 2002. CBS has delivered $25.0 million of the additional $30.0 million in advertising as of March 31, 2002.

In January 2000, we entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. In November 2001, we signed a sale and purchase agreement with the Financial Times Group to transfer our ownership of the joint venture to the Financial Times Group. As part of the ownership transfer, we signed a transitional services agreement with the Financial Times Group under which we would migrate the technology developed for the joint venture Web site to the Financial Times Group for a fee. The agreement also assigned certain equipment to us that was owned by the joint venture. In addition, we signed a license agreement with the Financial Times Group under which we will provide certain content and tools for a monthly fee. Our portion of the loss in the joint venture was $1.1 million for the three months ended March 31, 2001.

In January 2001, an affiliate of Pearson, plc acquired a stake in MarketWatch.com, Inc. and held 33.5% of our outstanding common stock as of March 31, 2002.

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

Results of Operations

Net Revenues

Net revenues are derived from the licensing of our content, sale of advertising on our Web sites, distribution of television and radio broadcasts, subscription sales of IDC products, and the sale of news to IDC, CBS and other customers. Net revenues decreased by 17% to $9.8 million for the three months ended March 31, 2002 from $11.8 million for the three months ended March 31, 2001. The decrease is a result of a reduction in advertising revenue partially offset by an increase in licensing revenue. Advertising revenue declined due to a decrease in the number of advertisers on our Web sites and smaller advertising buys from some existing customers. We believe that spending by our customers on Web advertising has primarily decreased in response to generally uncertain economic conditions. We cannot assure you that our customers will continue to purchase advertising on our Web sites at historic levels or at all, or that we will obtain new customers.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can and have ceased advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive and has experienced a recent significant softening in demand, therefore advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites for any reason, future advertising revenues could be adversely affected.

The increase in license revenue was caused by several interrelated factors including an increase in the number of licensees, the increase in license products available and the increased size and productivity of our sales force.

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

Cost of revenues decreased by 19% to $3.9 million for the three months ended March 31, 2002 from $4.8 million for the three months ended March 31, 2001. Cost of revenues decreased primarily due to the decrease in news production personnel and CBS production costs, a decrease in the royalties payable due to CBS resulting from decreased revenues, a decrease in data source fees and a decrease in ad serving costs due to the change from outside ad serving fees to the internal use of an ad serving software solution. As a percentage of net revenues, cost of revenues were 39% and 41% for the three months ended March 31, 2002 and March 31, 2001, respectively.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers, and expenses for contract programmers and developers. Product development expenses decreased by 44% to $1.4 million for the three months ended March 31, 2002 from $2.5 million for the three months ended March 31, 2001. Product development expenses decreased due to a decrease in personnel costs and data source fees as a result of renegotiated vendor contracts. Product development expenses were 15% and 21% of net revenues for the three months ended March 31, 2002 and March 31, 2001, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, occupancy costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses decreased by 22% to $2.8 million for the three months ended March 31, 2002 from $3.6 million for the three months ended March 31, 2001. General and administrative expenses decreased due primarily to a decrease in headcount, bad debt, travel and consulting expenses. As a percentage of net revenues, general and administrative costs were 29% and 31% for the three months ended March 31, 2002 and March 31, 2001, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses were $7.5 million for the three months ended March 31, 2002 and 2001. An increase in CBS in-kind advertising in the current quarter was offset by a decrease in cash advertising and compensation expense. As a percentage of net revenues, sales and marketing expenses were 77% and 64% for the three months ended March 31, 2002 and March 31, 2001, respectively.

Amortization of Intangibles

Of the $157.5 million purchase price for BigCharts, $152.5 million was allocated to goodwill, which was being amortized over 3 years, and $3.6 million was allocated to intangible assets, which was being amortized over periods ranging from 1.5 to 3.5 years. On January 1, 2002, we adopted SFAS 142 and ceased amortization of our goodwill balance and instead periodically evaluate goodwill for impairment.

2001 Restructuring Plan

In response to the continuing economic slowdown, we implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancement of our wireless and broadband businesses. We recorded a restructuring charge of $1.4 million consisting primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; lease costs of $510,000 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Minnesota that were vacated due to the reductions in workforce; write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value totaling $530,000; and legal and consulting costs of $70,000 related to the restructuring. At March 31, 2002, we had $294,000 remaining in our restructuring accrual. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Interest Income

Interest income of $182,000 for the three months ended March 31, 2002 and $602,000 for the three months ended March 31, 2001, resulted from interest earned on the proceeds from additional financing from CBS and DBC received on May 5, 2000. Interest income for the three months ended March 31, 2002 decreased as a result of continued depletion of proceeds and a decline in returns due to the current market conditions.

Loss of Joint Venture

In November 2001, we signed a sale and purchase agreement with the Financial Times Group to transfer our ownership of the joint venture to the Financial Times Group. Prior to the signing of the agreement, we recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture through August 31, 2001. Our portion of the loss was $1.1 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

Since inception on October 29, 1997, we have funded our operations primarily from cash contributed and advanced by DBC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash, cash equivalents and short term investments totaled $37.4 million at March 31, 2002, compared to $37.6 million at December 31, 2001.

Cash used in operating activities was $322,000 for the quarter ended March 31, 2002, primarily due to a net loss of $5.7 million, offset by non-cash charges of $4.9 million in advertising provided by CBS and $1.2 million in depreciation and amortization of property and equipment. Significant uses of cash in operations for the quarter ended March 31, 2001 included a decrease in accounts payable and accrued expenses and an increase in prepaid expenses offset by a decrease in accounts receivable.

Cash used in operating activities was $2.3 million for the quarter ended March 31, 2001, primarily due to a net loss of $19.9 million, offset by non-cash charges of $14.1 million in depreciation and amortization of goodwill, intangibles and property and equipment, $1.3 million in advertising provided by CBS and the loss in the joint venture of $1.1 million. Significant uses of cash in operations for the quarter ended March 31, 2001 included a decrease in accounts payable and accrued expenses offset by a decrease in accounts receivable.

Cash used in investing activities was $152,000 for the quarter ended March 31, 2002 and consisted of capital expenditures for purchases of computer hardware and leasehold improvements related to leased facilities.

Cash used in investing activities was $3.2 million for the quarter ended March 31, 2001 and consisted of capital expenditures and the investment in our joint venture with the Financial Times Group. Capital expenditures have generally consisted of purchases of leasehold improvements related to leased facilities and computer hardware.

Cash provided by financing activities was $195,000 for the quarter ended March 31, 2002 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2002.

Cash provided by financing activities was $279,000 for the quarter ended March 31, 2001 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2001.

As of March 31, 2002, commitments under noncancellable operating leases totaled $12.2 million through December 31, 2010. We have entered into certain agreements with America Online, Inc., or AOL, to make payments for advertising and slotting over the next two years. As of March 31, 2002, we are committed to pay $2.3 million to AOL over the next two years.

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

Moreover, a significant portion of our advertising revenue comes from Internet commerce and financial services companies which have been adversely affected by the recent market downturn. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected.

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

We Depend on Our Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships and continue to pay significant fees to maintain these types of relationships.

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

We Are in a Highly Competitive Industry and Some of Our Competitors May Be More Successful in Attracting and Retaining Customers

The market for Web services and products is relatively new, intensely competitive and rapidly changing. The number of Web sites on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for advertisers, viewers, members and content licensing clients with the following categories of companies:

  publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to business, finance and investing needs, many of which have established or may establish Web sites, such as The Wall Street Journal and CNN;
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
  data companies that provide value-added tools, including charts, portfolios, and stock screeners, such as Reuters and Thomson;
  providers of standardized and customized investment research tools, such as ScreamingMedia and SmartMoney.

We anticipate that the number of direct and indirect competitors will increase in the future. This could result in price reductions for our advertising and licensing products, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect our business, results of operations and financial condition. In addition, many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases, higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, we cannot assure you that they will not develop services that are equal or superior to ours or that achieve greater market acceptance than our offerings. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could seriously harm our business, results of operations and financial condition.

Our Intellectual Property Rights Are Costly and Difficult to Protect. We May be Subject to Intellectual Property Infringement Claims, Which Are Costly to Defend and Could Limit Our Ability to Use Certain Technologies in the Future

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure and use to protect our intellectual property, such as our content, copyrights, trademarks, and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use the content on our Web sites or our other intellectual property without authorization. However, these precautions may not prevent misappropriation or infringement of our intellectual property. A failure to protect our intellectual property in a meaningful manner could seriously harm our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have an adverse effect on our business, operating results and financial condition.

We license the CBS logo, trademarks and certain news content from CBS pursuant to the amended and restated license agreement. This agreement could terminate in certain circumstances and also involves a number of other risks.

We also use certain licensed technology, data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third-party that the licensed software or content infringes any person's intellectual property rights. We cannot assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms, if at all. In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services, such as certain of the community features we may introduce. However, any such licenses may not be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business, results of operations and financial condition.

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

Our Business Will Be Adversely Affected If We Do Not Develop and Maintain an Effective Sales Force

We depend on our sales force to sell advertising on our Web sites and license our content. This involves a number of risks including:

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

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. We are a party to the securities class action litigation described in Item 1, "Legal Proceedings." The defense of the litigation described in Item 1 may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

We Face Risks Associated with Potential Acquisitions

We have made acquisitions in the past and may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the services acquired may require significant additional development before they can be marketed and may not generate revenue at anticipated levels. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any of these problems or factors could seriously harm our business, financial condition and operating results.

Because Two of Our Large Stockholders Beneficially Own Approximately 66% of Our Stock, They Have Substantial Control Over the Management of Our Company and Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price

CBS and Pearson beneficially owned approximately 66% of our outstanding common stock as of May 1, 2002. Each of CBS and Pearson has four representatives on our board of directors. As a result of their ownership and board positions, CBS and Pearson individually and collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of CBS or Pearson or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

Our Common Stock Price Is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended March 31, 2002, the closing sale prices of our common stock on the NASDAQ National Market ranged from $1.26 to $4.40. On May 1, 2002, the closing sale price was $4.50. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2002, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On and after April 17, 2001, five punitive shareholder class action lawsuits were filed against us, certain of our current and former officers and directors, and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. The complaints have been consolidated into a single action and a consolidated amended complaint has been filed. The lawsuit purports to be a class action filed on behalf of purchasers of our stock during the period January 15, 1999 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the registration statement and prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We and our current and former officers and directors vigorously deny all allegations of wrongdoing and intend to vigorously defend the actions. The action seeks damages in an unspecified amount. The action against us is being coordinated with approximately three hundred other nearly identical actions filed against other companies and no date has been set for any response to the complaints. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition, and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  None

  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.
(Registrant)

Dated: May 15, 2002

By:	/s/ JOAN P. PLATT

Joan P. Platt
Chief Financial Officer
(Principal Financial and Accounting Officer)