Form 10-Q
period 2002-06-30
MARKETWATCH COM INC
filed 2002-08-14
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of August 1, 2002 was 16,993,396.

MarketWatch.com, Inc.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2002

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

MarketWatch.com, Inc.

Condensed Balance Sheets

(in thousands)

                                                         June 30,    December 31,
                                                           2002          2001
                                                       ------------  ------------
                                                        (unaudited)
                          Assets
Current assets:
  Cash and cash equivalents ..........................$     39,517   $    37,637
  Accounts receivable, net ...........................       7,989         8,263
  Prepaid expenses ...................................       1,077           756
                                                       ------------  ------------
          Total current assets .......................      48,583        46,656

Property and equipment, net ..........................       7,790         9,533
Goodwill, net ........................................      22,426        21,179
Other assets .........................................         145           145
                                                       ------------  ------------
          Total assets ...............................$     78,944   $     77,513
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................$      3,559   $     4,004
  Accrued expenses ...................................       5,216         4,162
  Deferred revenue ...................................         736           296
                                                       ------------  ------------
          Total current liabilities ..................       9,511         8,462
                                                       ------------  ------------

Stockholders' equity:
  Preferred stock ....................................           -             -
  Common stock .......................................         175           168
  Additional paid-in capital .........................     320,785       319,940
  Contribution receivable ............................        (586)       (9,899)
  Accumulated deficit ................................    (250,941)     (241,158)
                                                       ------------  ------------
          Total stockholders' equity .................      69,433        69,051
                                                       ------------  ------------
          Total liabilities and
             stockholders' equity ....................$     78,944   $    77,513
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Operations

(in thousands, except per share data)

                                      Three Months Ended     Six Months Ended

                                           June 30,              June 30,
                                    --------------------- ---------------------
                                        2002       2001       2002       2001
                                    ---------- ---------- ---------- ----------
Net revenues:
  Advertising......................$    4,642 $    4,864 $    7,546 $   10,043
  Licensing........................     6,278      6,217     12,524     12,082
  Other............................     1,092        787      1,758      1,556
                                    ---------- ---------- ---------- ----------
       Total net revenues..........    12,012     11,868     21,828     23,681

Cost of revenues...................     4,214      4,774      8,088      9,584
                                    ---------- ---------- ---------- ----------
       Gross profit................     7,798      7,094     13,740     14,097
                                    ---------- ---------- ---------- ----------
Operating expenses:
  Product development..............     1,865      2,166      3,296      4,651
  General and administrative.......     3,074      3,638      5,899      7,283
  Sales and marketing..............     7,174      6,140     14,693     13,678
  Amortization of goodwill
    and intangibles................         -     12,800          -     25,601
  Restructuring charges............         -      1,409          -      1,409
                                    ---------- ---------- ---------- ----------
       Total operating expenses....    12,113     26,153     23,888     52,622
                                    ---------- ---------- ---------- ----------

Loss from operations...............    (4,315)   (19,059)   (10,148)   (38,525)
Interest income....................       183        415        365      1,017
Loss in joint venture..............         -     (1,067)         -     (2,122)
                                    ---------- ---------- ---------- ----------
Net loss...........................$   (4,132)$  (19,711)$   (9,783)$  (39,630)
                                    ========== ========== ========== ==========
Basic and diluted net loss per
  share............................$    (0.24)$    (1.19)$    (0.58)$    (2.39)
                                    ========== ========== ========== ==========
Shares used in the calculation
  of basic and diluted net loss
  per share........................    16,954     16,607     16,873     16,590
                                    ========== ========== ========== ==========

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

                                                        Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                         2002         2001
                                                     -----------  -----------
Cash flows provided by (used in) operating activities:
  Net loss..........................................$    (9,783) $   (39,630)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Provision for bad debt.........................        201          925
     Depreciation and amortization..................      2,415       28,499
     Loss in joint venture..........................          -        2,122
     Noncash charges from stockholder...............      9,313        2,678
     Changes in operating assets and liabilities:
       Accounts receivable..........................        134        1,019
       Prepaid expenses and other assets............       (305)         176
       Accounts payable and accrued expenses........        598            7
       Deferred revenue.............................       (107)         240
                                                     -----------  -----------
        Net cash provided by (used in)
         operating activities.......................      2,466       (3,964)
                                                     -----------  -----------
Cash flows used in investing activities:
  Purchase of property and equipment................       (610)      (2,907)
  Purchase of Hulbert Financial Digest..............       (228)           -
  Investment in joint venture.......................          -       (1,476)
                                                     -----------  -----------
        Net cash used in investing activities.......       (838)      (4,383)
                                                     -----------  -----------
Cash flows provided by financing activities:
  Issuance of common stock..........................        252          324
                                                     -----------  -----------
        Net cash provided by financing activities...        252          324
                                                     -----------  -----------

Net change in cash..................................      1,880       (8,023)
Cash and cash equivalents at the beginning of
  the period........................................     37,637       45,356
                                                     -----------  -----------
Cash and cash equivalents at the end of the period..$    39,517  $    37,333
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

MARKETWATCH.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis of Presentation

The interim financial data as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 is unaudited; however, in the opinion of MarketWatch.com, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company

The Company, a leading multimedia source for financial news and information, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation, now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), with each owning a 50% interest in the Company. In January 1999, the Company converted into a corporation and completed an initial public offering of 3,162,500 shares of common stock. In February 2000, IDC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson, plc. Upon the closing of the merger, the Financial Times Group transferred the FTAM to IDC in exchange for approximately 60% of the outstanding common stock of IDC. In January 2001, an affiliate of Pearson plc acquired IDC's 34.1% stake in MarketWatch.com, Inc.

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

SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for the accounting treatment of goodwill acquired in a business combination that eliminates the amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. As a result, the Company has ceased amortization of $22.1 million in goodwill.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. The Company adopted the provisions of SFAS No. 144 on January 1, 2002 and the adoption did not have a material effect on its results of operations or financial position.

On June 28, 2002, the FASB adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

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

Options to purchase 2,556,549 and 2,648,217 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti- dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $813,000 and $682,000 for the three months ended June 30, 2002 and 2001, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively, related to licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $4.5 million and $1.4 million at rate card value for the three months ended June 30, 2002 and 2001, respectively, and $9.3 million and $2.7 million for the six months ended June 30, 2002 and 2001, respectively, for in-kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $273,000 and $277,000 for the three months ended June 30, 2002 and 2001, respectively, and $546,000 and $545,000 for the six months ended June 30, 2002 and 2001, respectively.

Licensing revenues from IDC were $300,000 and $354,000 for the three months ended June 30, 2002 and 2001, respectively, and $600,000 and $788,000 for the six months ended June 30, 2002 and 2001, respectively. In addition, the Company recognized revenues of $669,000 and $696,000 for the three months ended June 30, 2002 and 2001, respectively, and $1.1 million and $1.4 million for the six months ended June 30, 2002 and 2001, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $422,000 and $390,000 for the three months ended June 30, 2002 and 2001, respectively, and $844,000 and $816,000 for the six months ended June 30, 2002 and 2001, respectively, for production of the television and radio programming.

IDC purchased $8,000 and $30,000 for the three months ended June 30, 2002 and 2001, respectively, and $33,000 and $63,000 for the six months ended June 30, 2002 and 2001, respectively, of advertising under an insertion order.

At June 30, 2002 and 2001, $478,000 and $1.3 million, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $336,000 and $392,000, respectively, were included in the Company's accounts receivable related to license and subscription revenues due from IDC. At June 30, 2002 and 2001, the Company had a liability of $813,000 and $717,000, respectively, owed to CBS for royalty fees.

Direct charges for subscription revenues for certain IDC data feeds were $17,000 and $38,000 for the three months ended June 30, 2002 and 2001, respectively, and $37,000 and $93,000 for the six months ended June 30, 2002 and 2001, respectively. Under the terms of the Amended and Restated Services Agreement, IDC agreed to provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $0 for the three months ended June 30, 2002 and 2001 and $0 and $106,000 for the six months ended June 30, 2002 and 2001, respectively.

An executive of the Company was also a member of the Board of Directors of a customer. For the three and six months ended June 30, 2001, $80,000 of advertising revenues were attributable to this customer.

Note 5 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of June 30, 2002, the Company had $243,000 remaining in our restructuring accrual for lease costs and other expenses. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Note 6 - Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The carrying amount of goodwill at June 30, 2002 totaled $22.4 million. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company completed its first phase impairment analysis during the first quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Unaudited supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (in thousands, except per share amounts):

                                                   For the                    For the
                                              Three Months Ended          Six Months Ended
                                                   June 30,                    June 30,
                                           ------------------------    ------------------------
                                               2002          2001         2002          2001
                                           ------------------------    ------------------------
Reported net loss                          $   (4,132)  $  (19,711)     $   (9,783)  $  (39,630)
Addback: Goodwill amortization                     --       12,708              --       25,416
Addback: Intangibles amortization                  --           93              --          186
                                           ------------------------    ------------------------
Adjusted net loss                          $   (4,132)  $   (6,910)     $   (9,783)  $  (14,028)
                                           ------------------------    ------------------------

Basic and diluted net loss per share:

  Reported net loss per share              $    (0.24)  $    (1.19)     $    (0.58)  $    (2.39)
  Goodwill amortization                            --         0.77              --         1.53
  Intangibles amortization                         --         0.01              --         0.01
                                           ------------------------     ------------------------
  Adjusted net loss per share              $    (0.24)  $    (0.41)     $    (0.58)  $    (0.85)
                                           ------------------------     ------------------------

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

Overview

We completed our initial public offering in January 1999. Prior to our initial public offering, we were a joint venture owned 50% each by Data Broadcasting Corporation ("DBC"), now IDC, and CBS, and were formed as a limited liability company in October 1997. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were re- organized from a limited liability company into a corporation.

Since our formation, we have operated as a provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. Most of these services are available free of charge. We sell advertising banners and sponsorships on our Web sites; license our content and tools to electronic brokers, financial publishers and portals; generate revenue from advertising through our television and radio programs; and sell subscriptions to certain IDC products and to the Hulbert Financial Digest newsletter.

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
  IDC provided us with part of our Web site infrastructure and certain operational and administrative services at IDC's cost. IDC's service obligation expires on October 29, 2005. In addition, IDC pays us a monthly, per subscriber fee for delivery of our news to IDC subscribers, subject to a minimum payment of $100,000 per month. This obligation will expire in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and December 31, 2002. CBS has delivered $29.4 million of the additional $30.0 million in advertising as of June 30, 2002.

In January 2000, we entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. In November 2001, we signed a sale and purchase agreement with the Financial Times Group to transfer our ownership of the joint venture to the Financial Times Group. As part of the ownership transfer, we signed a transitional services agreement with the Financial Times Group under which we would migrate the technology developed for the joint venture Web site to the Financial Times Group for a fee. The agreement also assigned certain equipment to us that was owned by the joint venture. In addition, we signed a license agreement with the Financial Times Group under which we will provide certain content and tools for a monthly fee. Our portion of the loss in the joint venture was $1.1 million and $2.1 million for the three and six months ended June 30, 2001, respectively.

In January 2001, an affiliate of Pearson, plc acquired a stake in MarketWatch.com, Inc. and held 33.2% of our outstanding common stock as of June 30, 2002.

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

Results of Operations

Net Revenues

Net revenues are derived from the licensing of our content, sale of advertising on our Web sites, distribution of television and radio broadcasts, subscription sales of IDC and newsletter products, and the sale of news to IDC and other customers. Net revenues increased by 1% to $12.0 million for the three months ended June 30, 2002 from $11.9 million for the three months ended June 30, 2001 and decreased 8% to $21.8 million for the six months ended June 30, 2002 from $23.7 million for the six months ended June 30, 2001. The minor increase for the three months ended June 30, 2002 was a result of an increase in other revenue offset by a decrease in advertising revenue. The decrease for the six months ended June 30, 2002 was a result of a decrease in advertising revenue offset by slight increases in licensing and other revenue. Advertising revenue declined due to a decrease in the number of advertisers on our Web sites and smaller advertising buys from some existing customers. We believe that spending by our customers on Web advertising has primarily decreased in response to generally uncertain economic conditions. We cannot assure you that our customers will continue to purchase advertising on our Web sites at historic levels if at all, or that we will obtain new customers.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can and have ceased advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive and has experienced a significant softening in demand, therefore advertising rates could be subject to additional pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites for any reason, future advertising revenues could be adversely affected.

Licensing revenue depends on customer contract renewals and could decrease if customers choose to renew for lesser amounts, terminate early or forego renewal, or we do not obtain new customers. A significant amount of our licensing revenue is earned from brokerages and financial service companies. In most instances, the amount of licensing revenue depends on the number of qualified account holders these customers have each month. If the number of qualified account holders were to decrease, our licensing revenue would decrease. The growth of our licensing revenue could also be limited as there are a limited number of brokerages and financial service companies to license our content. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, licensing revenue would be adversely affected.

Cost of Revenues

Cost of revenues primarily consists of costs related to production of advertising and news, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties, fees paid for data, amortization of intangibles associated with our 1999 purchase of BigCharts.com, Inc., Web site infrastructure costs, costs of serving ads, costs related to license revenues including bandwidth and data fees, and costs related to subscriptions including printing and postage costs, exchange fees and communication lines.

Cost of revenues decreased by 13% to $4.2 million for the three months ended June 30, 2002 from $4.8 million for the three months ended June 30, 2001 and decreased by 16% to $8.1 million for the six months ended June 30, 2002 from $9.6 million for the six months ended June 30, 2001. Cost of revenues decreased primarily due to a reduction in news production personnel and CBS production costs, a decrease in the royalties payable due to CBS resulting from decreased revenues for the three months ended June 30, 2002, a decrease in data source fees and a reduction in ad serving costs due to the change from outside ad serving to the internal use of an ad serving software solution. As a percentage of net revenues, cost of revenues were 35% and 40% for the three months ended June 30, 2002 and 2001, respectively, and 37% and 40% for the six months ended June 30, 2002 and 2001, respectively.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers, and expenses for contract programmers and developers. Product development expenses decreased by 14% to $1.9 million for the three months ended June 30, 2002 from $2.2 million for the three months ended June 30, 2001 and decreased 30% to $3.3 million for the six months ended June 30, 2002 from $4.7 million for the six months ended June 30, 2001. Product development expenses decreased for the three and six-month periods ended June 30, 2002 due primarily to a reduction in personnel costs and data source fees as a result of renegotiated vendor contracts. Product development expenses were 16% and 18% of net revenues for the three months ended June 30, 2002 and 2001, respectively, and 15% and 20% of net revenues for the six months ended June 30, 2002 and 2001, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, occupancy costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses decreased by 14% to $3.1 million for the three months ended June 30, 2002 from $3.6 million for the three months ended June 30, 2001 and decreased 19% to $5.9 million for the six months ended June 30, 2002 from $7.3 million for the six months ended June 30, 2001. General and administrative expenses decreased for the three and six-month periods ended June 30, 2002 due primarily to a reduction in headcount, bad debt, travel and consulting expenses. As a percentage of net revenues, general and administrative costs were 26% and 31% for the three months ended June 30, 2002 and 2001, respectively, and 27% and 31% for the six months ended June 30, 2002 and 2001, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses increased 18% to $7.2 million for the three months ended June 30, 2002 from $6.1 million for the three months ended June 30, 2001 and increased 7% to $14.7 million for the six months ended June 30, 2002 from $13.7 million for the six months ended June 30, 2001. Sales and marketing expenses increased for the three and six-month periods primarily due to an increase in CBS in-kind advertising in the first two quarters of 2002, which was partially offset by a decrease in cash advertising and compensation expense. As a significant portion of the CBS in-kind advertising expired in June 2002, we utilized it to the fullest extent. As a percentage of net revenues, sales and marketing expenses were 60% and 52% for the three months ended June 30, 2002 and 2001, respectively, and 67% and 58% for the six months ended June 30, 2002 and 2001, respectively.

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

2001 Restructuring Plan

In response to the continuing economic slowdown, we implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancement of our wireless and broadband businesses. We recorded a restructuring charge of $1.4 million consisting primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; lease costs of $510,000 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Minnesota that were vacated due to the reductions in workforce; write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value totaling $530,000; and legal and consulting costs of $70,000 related to the restructuring. At June 30, 2002, we had $243,000 remaining in our restructuring accrual. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Interest Income

Interest income of $183,000 and $415,000 for the three months ended June 30, 2002 and 2001, respectively, and $365,000 and $1.0 million for the six months ended June 30, 2002 and 2001, respectively, resulted from interest earned on the proceeds from additional financing from CBS and DBC received on May 5, 2000. Interest income for the three and six months ended June 30, 2002 decreased as a result of a decline in returns due to the current market conditions.

Loss of Joint Venture

In November 2001, we signed a sale and purchase agreement with the Financial Times Group to transfer our ownership of the joint venture, Financial Times MarketWatch.com (Europe) Limited, to the Financial Times Group. Prior to the signing of the agreement, we recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture through August 31, 2001. Our portion of the loss was $1.1 million for the three months ended June 30, 2001 and $2.1 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

Since inception on October 29, 1997, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash, cash equivalents and short-term investments totaled $39.5 million at June 30, 2002, compared to $37.6 million at December 31, 2001.

Cash provided by operating activities was $2.5 million for the six months ended June 30, 2002, primarily due to a net loss of $9.8 million, offset by non-cash charges of $9.3 million in advertising provided by CBS and $2.4 million in depreciation and amortization of property and equipment. Cash provided by operations for the six months ended June 30, 2002 included a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in prepaid and other assets and a decrease in deferred revenue.

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

Cash used in investing activities was $838,000 for the six months ended June 30, 2002 and consisted of capital expenditures for purchases of computer hardware and leasehold improvements related to leased facilities and the April 2002 purchase of Hulbert Financial Digest.

Cash used in investing activities was $4.4 million for the six months ended June 30, 2001 and consisted of capital expenditures and the investment in our joint venture with the Financial Times Group. Capital expenditures have generally consisted of purchases of leasehold improvements related to leased facilities and computer hardware.

Cash provided by financing activities was $252,000 for the six months ended June 30, 2002 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2002.

Cash provided by financing activities was $324,000 for the six months ended June 30, 2001 and reflected proceeds from the sale of common stock through the employee stock purchase plan and the exercise of stock options.

As of June 30, 2002, commitments under noncancellable operating leases totaled $11.8 million through December 31, 2010. We have entered into certain agreements with America Online, Inc., or AOL, to make payments for advertising and placement of our content on their service over the next two years. As of June 30, 2002, we are committed to pay $2.1 million to AOL over the next two years.

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

We have incurred operating losses in each fiscal quarter since we were formed. We may continue to experience operating losses in the future. Although we became operating cash flow positive for the first time in the fourth quarter of 2001 and were cash flow positive for the six months ended June 30, 2002, you should not rely on those results as an indication of future performance. In particular, given the general economic uncertainty and the softening of the advertising market, we may not remain cash flow positive for fiscal 2002 or any remaining quarter in fiscal 2002.

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

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand for Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. Over the last year, we and other Web publishers have experienced a significant softening in demand for our advertising services due to decreased spending on Web advertising by companies and due to general uncertainty in the economy. We expect this reduced demand to continue for the foreseeable future. This continued decline would substantially harm our business and could result in a further decline in the trading price of our common stock.

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

Moreover, a significant portion of our advertising revenue comes from Internet commerce and financial services companies that have been adversely affected by the recent market downturn. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected.

Further, the existing brokerage and financial service companies and customers in other markets that we target may merge which would further reduce the number of our existing and potential customers. As a result our advertising revenue may be adversely affected.

We Rely Significantly on Revenue from Advertising, Which Is Difficult to Forecast Accurately

Currently, a significant amount of our revenues come from advertisements displayed on our Web sites. We derive the majority of our revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. In addition, our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Some of our advertisers are Internet companies that, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising agreements could have a material adverse effect on our financial results.

No Standard Has Been Widely Accepted to Measure the Effectiveness of Web Advertising and Changes in Current Pricing Models Could Seriously Harm Our Operating Results

Different pricing models are used to sell advertising on the Web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. In addition, our advertising revenues could be adversely affected if we are unable to adapt to new forms of Web advertising. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Web advertising.

We Depend on License Revenues, and If License Revenues Were to Decline, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from licensing of our content for the foreseeable future. Licensing revenue depends on new customer contracts and customer contract renewals and could decrease if new business is not found or customers choose to renew for lesser amounts, terminate early or forego renewal. We derive a significant percentage of our licensing revenue from a small number of large clients. Also, a significant amount of our licensing revenue is earned from brokerages and financial service companies. The amount of licensing revenue depends on the number of qualified account holders these customers have each month. If the number of qualified account holders were to decrease, our licensing revenue would decrease. The growth of our licensing revenue could also be limited as there are a limited number of brokerages and financial service companies. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, our licensing revenue would be adversely affected.

Further, the existing brokerage and financial service companies and customers in other markets that we target may merge which would further reduce the number of our existing and potential customers. As a result, our licensing revenue may be adversely affected.

Moreover, a substantial portion of our licensing revenue comes from Internet commerce and financial services companies, which have been adversely affected by the recent market downturn. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected.

Because We Depend on CBS and Pearson for a Number of Services and Other Rights, Our Business Would Be Materially Adversely Affected if Either One of Them Terminates Their Strategic Relationships With Us

Pursuant to our license agreement with CBS, we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the CBS MarketWatch.com Web site. This license agreement will expire on October 29, 2005 and CBS has no obligation to renew it. Also, under specific circumstances, CBS may terminate the license agreement earlier. If we are not able to renew our license agreement with CBS or CBS terminates the license agreement earlier than October 29, 2005, we would need to change the name of our Web site and devote substantial resources toward building a new brand name. Regardless of such expenditures, we may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

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

The Interests of CBS and Pearson Could Conflict with the Interests of Our Stockholders and, Given Their Substantial Stock Ownership in the Company, We May Not Be Able to Resolve Any Future Conflict with Either of Them on Terms Favorable to Us

CBS and Pearson may experience conflicts of interest in their business dealings with us with respect to decisions involving business opportunities and other similar matters. For example:

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

We Depend on Our Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships and continue to pay significant fees to maintain these types of relationships.

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
  Web sites targeted to business, finance and investing needs, such as TheStreet.com and the Motley Fool;
  Web search and retrieval and other online services, such as Lycos, Yahoo!, and other high-traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance-related Web sites;
  data companies that provide value-added tools, including charts, portfolios, and stock screeners, such as Reuters and Thomson; and
  providers of standardized and customized investment research tools, such as ScreamingMedia and SmartMoney.

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

We also use certain licensed technology, data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third-party that the licensed software or content infringes any person's intellectual property rights. We cannot assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms, if at all. In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services. However, any such licenses may not be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business, results of operations and financial condition.

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

We Depend on Key Personnel Who May Not Continue to Work for Us

We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, editorial and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. Although we have employment agreements with some of our key executives, none of our personnel are bound by an employment agreement that prevents such person from terminating his or her employment with us at any time for any reason. At times we have experienced difficulties in attracting new personnel. We may not successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

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

We also depend on multiple information providers, including but not limited to FT Interactive Data, S&P Comstock and Dow Jones, to provide information and data feeds on a timely basis. In addition, we receive data from Reuters and Thomson Financial Corporation who are also competitors. If they or others perceive us as a competitor, they may discontinue providing services to us. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive our Web sites as not functioning properly and therefore cause them to use other methods to obtain their business and financial news and other information.

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

We Could Face Liability for the Information Displayed on Our Web Sites

We may be subjected to claims for libel, slander, defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Moreover, because we license some data and content from third parties, our exposure to copyright infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origins and ownership of such licensed content and generally obtain indemnification to cover any breach of any such representations. However, such representations may be in error and any such indemnification may be insufficient to provide adequate compensation for any breach of such representations. Our insurance may not adequately protect us against these types of claims.

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

Terrorist Attacks and Threats or Actual War May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price

Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military disruptions may impact our operations. For example, the disruption of the global financial markets due to September 11th events, including the shutdown of Nasdaq and NYSE, impacted the reporting of financial information on our Web sites. More generally, any of these events could cause consumer confidence and spending, including spending on the Web, to decrease, which may impact our advertising revenues. Also, volatility in the United States and worldwide financial markets and economy has contributed to volatility in the stock prices of United States publicly traded companies. Further acts of terrorism and civil disturbances in the United States or elsewhere could have a significant impact on our operating results, revenues and costs.

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

Because Two of Our Large Stockholders Beneficially Own Approximately 66% of Our Stock, They Have Substantial Control Over the Management of Our Company and Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price

CBS and Pearson beneficially owned approximately 66% of our outstanding common stock as of July 1, 2002. Each of CBS and Pearson has four representatives on our board of directors. As a result of their ownership and board positions, CBS and Pearson individually and collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of CBS or Pearson or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

Our Common Stock Price Is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended June 30, 2002, the closing sale prices of our common stock on the NASDAQ National Market ranged from $1.26 to $5.09. On August 1, 2002, the closing sale price was $4.22. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2002, all of our investments mature in 90 days or less.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

On May 31, 2002, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the following proposals. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange act of 1934, as amended. As of April 12, 2002, the record date for the annual meeting, there were approximately 16,839,746 shares of common stock entitled to vote, of which 16,018,964 shares of common stock were present in person or by proxy and voted at the meeting.

  Proposal to elect thirteen directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

DIRECTORS                     For         Withheld

Lawrence S. Kramer............15,011,003   1,007,961
Andrew Heyward ...............15,656,416     362,548
Robert H. Lessin .............15,649,978     368,986
Daniel Mason .................14,530,236   1,488,728
Russell I. Pillar ............15,654,023     364,941
Stephen Hill .................15,649,561     369,403
John Makinson ................14,536,348   1,482,616
Peter Glusker ................15,644,851     374,113
Giles Spackman ...............15,659,823     359,141
Christie Hefner ..............15,659,493     359,471
Barry Herstein................15,659,350     359,614
Jeffrey F. Rayport ...........15,659,423     359,541
Jonathan May .................15,659,600     359,364
   Proposal to amend the 1998 Directors Stock Option Plan.

For .......................... 12,457,972
Against ......................  1,647,302
Abstain ......................     16,300
Not Voted ....................  1,897,390
  Proposal to amend the 1998 Equity Incentive Plan.

For .......................... 12,300,504
Against ......................  1,791,477
Abstain ......................     29,593
Not Voted ....................  1,897,390
  Proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2002.

For .......................... 15,995,576
Against ......................     15,867
Abstain ......................      7,521

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  None

  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.
(Registrant)

Dated: August 14, 2002

By:	/s/ JOAN P. PLATT

Joan P. Platt
Chief Financial Officer
(Principal Financial and Accounting Officer)