Form 10-Q
period 2002-09-30
MARKETWATCH COM INC
filed 2002-11-14
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of November 1, 2002 was 17,059,618.

MarketWatch.com, Inc.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2002

Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

MarketWatch.com, Inc.

Condensed Balance Sheets

(in thousands)

                                                       September 30,  December 31,
                                                           2002          2001
                                                       ------------  ------------
                          Assets
Current assets:
  Cash and cash equivalents .......................... $     41,062  $    37,637
  Accounts receivable, net ...........................       6,778         8,263
  Prepaid expenses ...................................         896           756
                                                       ------------  ------------
          Total current assets .......................      48,736        46,656

Property and equipment, net ..........................       7,427         9,533
Goodwill, net ........................................      22,429        21,179
Other assets .........................................         148           145
                                                       ------------  ------------
          Total assets ............................... $    78,740   $    77,513
                                                       ============  ============

  Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ................................... $     3,005   $     4,004
  Accrued expenses ...................................       5,788         4,162
  Deferred revenue ...................................         795           296
                                                       ------------  ------------
          Total current liabilities ..................       9,588         8,462
                                                       ------------  ------------

Stockholders' equity:
  Preferred stock ....................................           -             -
  Common stock .......................................         176           168
  Additional paid-in capital .........................     320,985       319,940
  Contribution receivable ............................        (344)       (9,899)
  Accumulated deficit ................................    (251,665)     (241,158)
                                                       ------------  ------------
          Total stockholders' equity..................      69,152        69,051
                                                       ------------  ------------
          Total liabilities and
             stockholders' equity..................... $    78,740   $    77,513
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Operations

(in thousands, except per share data)

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     --------------------- ---------------------
                                         2002       2001       2002       2001
                                     ---------- ---------- ---------- ----------
Net revenues:
  Advertising...................... $    3,881 $    3,385 $   11,427 $   13,428
  Licensing........................      6,143      6,360     18,667     18,442
  Other............................        958        783      2,716      2,339
                                     ---------- ---------- ---------- ----------
       Total net revenues..........     10,982     10,528     32,810     34,209
Cost of revenues...................      4,306      4,527     12,394     14,111
                                     ---------- ---------- ---------- ----------
       Gross profit................      6,676      6,001     20,416     20,098
                                     ---------- ---------- ---------- ----------
Operating expenses:
  Product development..............      1,898      1,905      5,194      6,556
  General and administrative.......      2,685      2,787      8,584     10,070
  Sales and marketing..............      2,997      5,527     17,690     19,205
  Amortization of goodwill
    and intangibles................          -     12,801          -     38,402
  Restructuring charges............          -          -          -      1,409
                                     ---------- ---------- ---------- ----------
       Total operating expenses....      7,580     23,020     31,468     75,642
                                     ---------- ---------- ---------- ----------
Loss from operations...............       (904)   (17,019)   (11,052)   (55,544)
Interest income....................        180        329        545      1,345
Income (loss) in joint venture.....          -        645          -     (1,476)
                                     ---------- ---------- ---------- ----------
Net loss........................... $     (724)$  (16,045)$  (10,507)$  (55,675)
                                     ========== ========== ========== ==========
Basic and diluted net loss
   per share....................... $    (0.04)$    (0.96)$    (0.62)$    (3.35)
                                     ========== ========== ========== ==========
Shares used in the calculation of
  basic and diluted net loss
   per share.......................     17,028     16,678     16,925     16,620
                                     ========== ========== ========== ==========

The accompanying notes are an integral part of these condensed financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                            2002         2001
                                                       -----------  -----------
Cash flows provided by (used in) operating activities:
Net Loss............................................. $   (10,507) $   (55,675)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Provision for bad debt..........................         201        1,010
     Depreciation and amortization...................       3,629       42,607
     Loss in joint venture...........................           -        1,476
     Noncash charges from stockholder................       9,555        4,040
     Changes in operating assets and liabilities:
       Accounts receivable...........................       1,345        3,060
       Prepaid expenses and other assets.............        (127)         919
       Accounts payable and accrued expenses.........         616       (1,707)
       Deferred revenue..............................         (48)          21
                                                       -----------  -----------
        Net cash provided by (used in) operating
          activities.................................       4,664       (4,249)
                                                       -----------  -----------
Cash flows used in investing activities:
  Purchase of property and equipment.................      (1,461)      (3,789)
  Purchase of Hulbert Financial Digest...............        (231)           -
  Investment in joint venture........................           -       (1,476)
                                                       -----------  -----------
        Net cash used in investing activities........      (1,692)      (5,265)
                                                       -----------  -----------
Cash flows provided by financing activities:
  Issuance of common stock...........................         453          482
                                                       -----------  -----------
        Net cash provided by financing activities....         453          482
                                                       -----------  -----------
Net change in cash...................................       3,425       (9,032)
Cash and cash equivalents at the beginning
   of the period.....................................      37,637       45,356
                                                       -----------  -----------
Cash and cash equivalents at the end of the period... $    41,062  $    36,324
                                                       ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

MARKETWATCH.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis of Presentation

The interim financial data as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is unaudited; however, in the opinion of MarketWatch.com, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company

The Company, a leading multimedia source for financial news and information, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation, now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), with each owning a 50% interest in the Company. In January 1999, the Company converted into a corporation and completed an initial public offering of 3,162,500 shares of common stock. In February 2000, IDC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson plc. Upon the closing of the merger, the Financial Times Group transferred the FTAM to IDC in exchange for approximately 60% of the outstanding common stock of IDC. In January 2001, an affiliate of Pearson plc acquired IDC's 34.1% stake in MarketWatch.com, Inc.

Note 2 - Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". These statements made significant changes to the accounting for business combinations, goodwill, and intangible assets.

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

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. The Company adopted the provisions of SFAS No. 144 on January 1, 2002 and the adoption did not have a material effect on its results of operations or financial position.

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

Options to purchase 3,317,360 and 1,696,577 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti- dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $745,000 and $658,000 for the three months ended September 30, 2002 and 2001, respectively, and $1.9 million and $2.0 million for the nine months ended September 30, 2002 and 2001, respectively, related to licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $242,000 and $1.4 million at rate card value for the three months ended September 30, 2002 and 2001, respectively, and $9.6 million and $4.1 million for the nine months ended September 30, 2002 and 2001, respectively, for in-kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $286,000 and $271,000 for the three months ended September 30, 2002 and 2001, respectively, and $832,000 and $806,000 for the nine months ended September 30, 2002 and 2001, respectively.

Licensing revenues from IDC were $300,000 and $306,000 for the three months ended September 30, 2002 and 2001, respectively, and $900,000 and $1.1 million for the nine months ended September 30, 2002 and 2001, respectively. License revenues from the Financial Times Information, Ltd. were $420,000 and $285,000 for the three months ended September 30, 2002 and 2001, respectively, and $1.4 million and $842,000 for the nine months ended September 30, 2002 and 2001, respectively. The Company recognized costs to IDC of $135,000 and $137,000 for the three months ended September 30, 2002 and 2001, respectively, and $427,000 and $513,000 for the nine months ended September 30, 2002 and 2001, respectively, for data feeds. In addition, the Company recognized revenues of $533,000 and $673,000 for the three months ended September 30, 2002 and 2001, respectively, and $1.6 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $422,000 and $303,000 for the three months ended September 30, 2002 and 2001, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2002 and 2001, respectively, for production of the television and radio programming.

IDC purchased $0 and $30,000 for the three months ended September 30, 2002 and 2001, respectively, and $33,000 and $93,000 for the nine months ended September 30, 2002 and 2001, respectively, of advertising under an insertion order.

At September 30, 2002 and 2001, $545,000 and $1.1 million, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $344,000 and $338,000, respectively, were included in the Company's accounts receivable related to license and subscription revenues due from IDC and $46,000 and $201,000,respectively, were included in the company's accounts receivable related to license revenues due from Financial Times Information, Ltd.. At September 30, 2002 and 2001, the Company had a liability of $745,000 and $703,000, respectively, owed to CBS for royalty fees and a liability of $65,000 and $214,000,respectively, to IDC for data feeds.

Direct charges for subscription revenues for certain IDC data feeds were $10,000 and $29,000 for the three months ended September 30, 2002 and 2001, respectively, and $47,000 and $122,000 for the nine months ended September 30, 2002 and 2001, respectively. Under the terms of the Amended and Restated Services Agreement, IDC agreed to provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $0 for the three months ended September 30, 2002 and 2001 and $0 and $106,000 for the nine months ended September 30, 2002 and 2001, respectively.

An executive of the Company was also a member of the Board of Directors of a customer. For the nine months ended September 30, 2001, $80,000 of advertising revenues were attributable to this customer.

Note 5 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of September 30, 2002, the Company had $162,000 remaining in our restructuring accrual for lease costs and other expenses. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Note 6 - Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The carrying amount of goodwill at September 30, 2002 totaled $22.4 million. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company completed its first phase impairment analysis during the first quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Unaudited supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (in thousands, except per share amounts):

                                          Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
                                       ---------- ------------  --------- -----------
                                          2002         2001       2002        2001
                                       ----------   ----------  ---------   ---------
Reported net loss                    $      (724) $  ($16,045) $($10,507) $  (55,675)
Add back: Goodwill amortization                -      $12,708          -      38,124
Add back: Intangibles amortization             -           93          -         279
                                       ----------   ----------  ---------   ---------
  Adjusted net loss                  $      (724) $    (3,244) $ (10,507) $  (17,272)
                                       ----------   ----------  ---------   ---------
Basic and diluted net loss per share:

Reported net loss per share          $     (0.04) $     (0.96) $   (0.62) $    (3.35)
Goodwill amortization                          -         0.76          -        2.29
Intangibles amortization                       -         0.01          -        0.02
                                       ----------   ----------  ---------   ---------
  Adjusted net loss per share:       $     (0.04) $     (0.19) $   (0.62) $    (1.04)
                                       ==========   ==========  =========   =========

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

Overview

We completed our initial public offering in January 1999. Prior to our initial public offering, we were a joint venture owned 50% each by Data Broadcasting Corporation ("DBC"), now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), and were formed as a limited liability company in October 1997. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were re-organized from a limited liability company into a corporation.

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
  IDC provided us with part of our Web site infrastructure and certain operational and administrative services at IDC's cost. IDC's service obligation expires on October 29, 2005. In addition, IDC pays us a monthly, per subscriber fee for delivery of our news to IDC subscribers, subject to a minimum payment of $100,000 per month. This obligation expired in October 2002; and
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion to be delivered between March 1, 2000 and December 31, 2002. CBS has delivered $29.7 million of the additional $30.0 million in advertising as of September 30, 2002.

In January 2000, we entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, to establish Financial Times Marketwatch.com (Europe) Limited, an Internet-based provider of real-time business news, financial programming and analytical tools. In November 2001, we signed a sale and purchase agreement with the Financial Times Group to transfer our ownership of the joint venture to the Financial Times Group. As part of the ownership transfer, we signed a transitional services agreement with the Financial Times Group under which we would migrate the technology developed for the joint venture Web site to the Financial Times Group for a fee. The agreement also assigned certain equipment to us that was owned by the joint venture. In addition, we signed a license agreement with the Financial Times Group under which we provide certain content and tools for a monthly fee. Since we no longer had a commitment to fund the joint venture, we reversed previously recorded losses of $645,000 during the three months ended September 30, 2001. Our portion of the net loss in the joint venture for the nine months ended September 30, 2001 was $1.5 million.

In January 2001, an affiliate of Pearson, plc acquired a stake in MarketWatch.com, Inc. and held 33% of our outstanding common stock as of September 30, 2002.

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

Results of Operations

Net Revenues

Net revenues are derived from the licensing of our content, sale of advertising on our Web sites, distribution of television and radio broadcasts, subscription sales of IDC and newsletter products, and the sale of news to IDC and other customers. Net revenues increased by 5% to $11.0 million for the three months ended September 30, 2002 from $10.5 million for the three months ended September 30, 2001 and decreased 4% to $32.8 million for the nine months ended September 30, 2002 from $34.2 million for the nine months ended September 30, 2001. The increase for the three months ended September 30, 2002 was a result of an increase in advertising and other revenue offset by a slight decrease in licensing revenue. The decrease for the nine months ended September 30, 2002 was a result of a decrease in advertising revenue offset by slight increases in licensing and other revenue. Advertising revenue declined on a year to date basis due to a decrease in the number of advertisers on our Web sites and smaller advertising buys from some existing customers. We believe that spending by our customers on Web advertising has primarily decreased in response to generally uncertain economic conditions. We cannot assure you that our customers will continue to purchase advertising on our Web sites at historic levels, if at all, or that we will obtain new customers.

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

Cost of Revenues

Cost of revenues primarily consists of costs related to production of advertising and news, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties, fees paid for data, amortization of intangibles associated with our 1999 purchase of BigCharts.com, Inc., Web site infrastructure costs, costs of serving ads, costs related to license revenues including bandwidth and data fees, exchange fees and communication lines and costs related to subscriptions including printing and postage costs.

Cost of revenues decreased by 4% to $4.3 million for the three months ended September 30, 2002 from $4.5 million for the three months ended September 30, 2001 and decreased by 12% to $12.4 million for the nine months ended September 30, 2002 from $14.1 million for the nine months ended September 30, 2001. Cost of revenues decreased primarily due to a reduction in news production personnel, a decrease in data source fees and a reduction in ad serving costs due to the change from outside ad serving to the internal use of an ad serving software solution. As a percentage of net revenues, cost of revenues were 39% and 43% for the three months ended September 30, 2002 and 2001, respectively, and 38% and 41% for the nine months ended September 30, 2002 and 2001, respectively.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers, and expenses for contract programmers and developers. Product development expenses remained consistent at $1.9 million for the three months ended September 30, 2002 and 2001 and decreased 21% to $5.2 million for the nine months ended September 30, 2002 from $6.6 million for the nine months ended September 30, 2001. Product development expenses decreased for the nine-month period ended September 30, 2002 due primarily to a reduction in personnel costs and data source fees as a result of renegotiated vendor contracts. Product development expenses were 17% and 18% of net revenues for the three months ended September 30, 2002 and 2001, respectively, and 16% and 19% of net revenues for the nine months ended September 30, 2002 and 2001, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, occupancy costs, professional fees, depreciation charges and charges for bad debt. General and administrative expenses decreased by 4% to $2.7 million for the three months ended September 30, 2002 from $2.8 million for the three months ended September 30, 2001 and decreased 15% to $8.6 million for the nine months ended September 30, 2002 from $10.1 million for the nine months ended September 30, 2001. General and administrative expenses decreased for the three and nine- month periods ended September 30, 2002 due primarily to a reduction in headcount, bad debt, travel and consulting expenses. As a percentage of net revenues, general and administrative costs were 24% and 26% for the three months ended September 30, 2002 and 2001, respectively, and 26% and 29% for the nine months ended September 30, 2002 and 2001, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses decreased 45% to $3.0 million for the three months ended September 30, 2002 from $5.5 million for the three months ended September 30, 2001 and decreased 8% to $17.7 million for the nine months ended September 30, 2002 from $19.2 million for the nine months ended September 30, 2001. Sales and marketing expenses decreased for the three-month period primarily due to a decrease in cash advertising and compensation expense as well as a decrease in CBS in-kind advertising expense. Sales and marketing expenses decreased for the nine-month period due to a decrease in cash advertising and compensation expense offset by an increase in CBS in-kind advertising in the first two quarters of 2002. As a significant portion of the CBS in-kind advertising expired in June 2002, we utilized it to the fullest extent. As a percentage of net revenues, sales and marketing expenses were 27% and 52% for the three months ended September 30, 2002 and 2001, respectively, and 54% and 56% for the nine months ended September 30, 2002 and 2001, respectively.

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

2001 Restructuring Plan

In response to the continuing economic slowdown, we implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancement of our wireless and broadband businesses. We recorded a restructuring charge of $1.4 million consisting primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; lease costs of $510,000 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Minnesota that were vacated due to the reductions in workforce; write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value totaling $530,000; and legal and consulting costs of $70,000 related to the restructuring. At September 30, 2002, we had $162,000 remaining in our restructuring accrual. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Interest Income

Interest income of $180,000 and $329,000 for the three months ended September 30, 2002 and 2001, respectively, and $545,000 and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively, resulted from interest earned on the proceeds from additional financing from CBS and DBC received on May 5, 2000. Interest income for the three and nine months ended September 30, 2002 decreased as a result of a decline in returns due to the current market conditions.

Loss of Joint Venture

In November 2001, we signed a sale and purchase agreement with the Financial Times Group to transfer our ownership of the joint venture, Financial Times MarketWatch.com (Europe) Limited, to the Financial Times Group. Prior to the signing of the agreement, we recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture through August 31, 2001. Since we no longer had a commitment to fund the joint venture, we reversed previously recorded losses of $645,000 during the three months ended September 30, 2001. Our portion of the net loss was $1.5 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

Since inception on October 29, 1997, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash, cash equivalents and short-term investments totaled $41.1 million at September 30, 2002, compared to $37.6 million at December 31, 2001.

Cash provided by operating activities was $4.7 million for the nine months ended September 30, 2002, primarily consisting of a net loss of $10.5 million, offset by non-cash charges of $9.6 million in advertising provided by CBS and $3.6 million in depreciation and amortization of property and equipment. Cash provided by operations for the nine months ended September 30, 2002 included a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in prepaid and other assets and a decrease in deferred revenue.

Cash used in operating activities was $4.2 million for the nine months ended September 30, 2001, primarily from a net loss of $55.7 million, offset by non- cash charges of $42.6 million in depreciation and amortization of goodwill, intangibles and property and equipment, $4.0 million in non-cash advertising provided by CBS, bad debt expense of $1.0 million and the loss in the joint venture of $1.5 million. Significant cash provided by operations for the nine months ended September 30, 2001 include a decrease in accounts receivable and prepaid expenses partially offset by a decrease in accounts payable and accrued expenses.

Cash used in investing activities was $1.7 million for the nine months ended September 30, 2002 and consisted of capital expenditures for purchases of computer software, computer hardware and leasehold improvements related to leased facilities and the April 2002 purchase of Hulbert Financial Digest.

Cash used in investing activities was $5.3 million for the nine months ended September 30, 2001 and consisted of capital expenditures and the investment in our joint venture with the Financial Times Group. Capital expenditures generally consisted of purchases of leasehold improvements related to leased facilities and computer hardware.

Cash provided by financing activities was $453,000 for the nine months ended September 30, 2002 and primarily reflected proceeds from the sale of common stock through our employee stock purchase plan in February and August 2002.

Cash provided by financing activities was $482,000 for the nine months ended September 30, 2001 and reflected primarily proceeds from the sale of common stock through the employee stock purchase plan.

As of September 30, 2002, commitments under noncancellable operating leases totaled $11.4 million through December 31, 2010. Additionally, we have entered into certain agreements with America Online, Inc., or AOL, to make payments for advertising and placement of our content on their service over the next two years. As of September 30, 2002, we are committed to pay $1.7 million to AOL over the next two years.

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or Pearson elects to maintain its percentage interest pursuant to the exercise of the purchase right under its stockholders' agreements, then CBS or Pearson would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities may have rights, preferences, or privileges senior to those of our common stock.

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

We have incurred operating losses in each fiscal quarter since we were formed. We may continue to experience operating losses in the future. Although we became operating cash flow positive for the first time in the fourth quarter of 2001 and were cash flow positive for the nine months ended September 30, 2002, you should not rely on those results as an indication of future performance. In particular, given the general economic uncertainty and the softening of the advertising market, we may not remain cash flow positive in the fourth quarter of 2002 or in any future periods.

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

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand for Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. Over the last year, we and other Web publishers have experienced a significant softening in demand for our advertising services due to decreased spending on Web advertising by companies and due to general uncertainty about the economy. We expect this reduced demand to continue for the foreseeable future. This continued decline would substantially harm our business and could result in a further decline in the trading price of our common stock.

Furthermore, we also must compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. We would lose revenue if the Web were not perceived as an effective advertising medium. Also, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web especially given the general uncertainty about the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to offer a desirable opportunity for on-line advertising.

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

Also, some of the licensing tools we have created and currently market to existing and potential customers require users to disclose personally identifiable information and would allow us to access to such confidential information. Due to concerns about user privacy issues, existing and potential licensing customers may be deterred from licensing these tools, which could harm our future licensing revenue.

In addition, we receive a portion of the data incorporated in our licensing products from third parties.  Some of our third party data providers have restrictions on access to and use of these data, which may make our licensing products incorporating these data less attractive to our existing and potential customers, which in turn may adversely affect our licensing revenue.

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
  data companies that provide value-added tools, including charts, portfolios, and stock screeners, such as Reuters and Thomson; and
  providers of standardized and customized investment research tools, such as Pinnacor and SmartMoney.

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

We Depend on Third-Party Software to Track and Measure the Delivery of Advertisements and It Could Be Difficult to Replace These Services

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third-party software to provide these measurement services. If the implementation of the software is unsuccessful or the third-party is unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We have implemented and are implementing additional systems designed to record demographic data on our users. If we do not develop these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Companies may not advertise on our Web sites or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

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

We Must Develop New and Enhanced Services and Features for Our Web Sites

We believe that our Web sites will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable users. For example, we acquired Hulbert Financial Digest and have begun to offer Hulbert newsletters through subscription. Furthermore, we intend to introduce additional or enhanced services in the future in order to retain our current users and attract new users. If the Hulbert newsletters or other services we introduce are not favorably received, our current users may not continue to access our Web sites or use our services as frequently. New users could also choose competitive Web sites or services over ours.

We may also experience difficulties that could delay or prevent us from introducing new services. Furthermore, these services may contain errors that are discovered after the services are introduced. We may need to significantly modify the design of these services on our Web sites to correct these errors. Our business could be adversely affected if we experience difficulties in introducing new services or if users do not accept these new services.

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

However, if Web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Web usage in general and usage of our Web sites in particular, could grow more slowly or decline.

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

Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements, which are exacerbated by the recent growth of the Web and the intense competition in our industry. We may fail to successfully adapt to our rapidly changing market by continually improving the performance, features and reliability of our services. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Our business could be adversely affected if we incurred significant costs without adequate results or cannot adapt to these changes.

Unauthorized Break-Ins and Other Disruptions to Our Site Could Harm Our Business

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have experienced attacks from "hackers" and other intrusions. Any actions like these may harm us and may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our site. We also provide indemnification to some of our licensing customers for unauthorized access to and use of customer data as a result of break-ins and other unauthorized access. Our defense of any action brought against us based upon improper access to confidential customer data or indemnification of our licensing customers for similar claims brought against them could be costly and involve significant distraction of our management and other resources. Also, our operations are dependent upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Our insurance policies have low coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

We Could Face Liability for the Information Displayed on Our Web Sites

We may be subjected to claims for libel, slander, defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Moreover, because we license some data and content from third parties, our exposure to various claims may increase. Although we generally obtain representations as to the origins and ownership of licensed content from third parties and generally obtain indemnification from these third parties to cover any breach of any such representations, we do not generally receive representations or indemnification to cover libel, slander, defamation, or negligence relating to the third party content. Moreover, the representations we do receive from third parties may be in error and the indemnification provided by these parties may be insufficient to provide adequate compensation for any breach of such representations. Also, our insurance may not adequately protect us against these types of claims. Moreover, our defense of any action brought against us based upon the content that is accessible from our Web sites could be costly and involve significant distraction of our management and other resources.

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

Because Two of Our Large Stockholders Beneficially Own 66% of Our Stock, They Have Substantial Control Over the Management of Our Company and Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price

CBS and Pearson beneficially owned 66% of our outstanding common stock as of November 1, 2002. Each of CBS and Pearson has four representatives on our board of directors. As a result of their ownership and board positions, CBS and Pearson individually and collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of CBS or Pearson or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

Our Common Stock Price Is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended September 30, 2002, the closing sale prices of our common stock on the NASDAQ National Market ranged from $1.60 to $5.09. On November 1, 2002, the closing sale price was $4.64. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2002, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-days prior to the filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On and after April 17, 2001, five punitive shareholder class action lawsuits were filed against us, certain of our current and former officers and directors (the "Individual Defendants"), and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. The complaints have been consolidated into a single action and a consolidated amended complaint has been filed. The lawsuit purports to be a class action filed on behalf of purchasers of our stock during the period January 15, 1999 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the registration statement and prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We and our current and former officers and directors vigorously deny all allegations of wrongdoing and intend to vigorously defend the actions. The action seeks damages in an unspecified amount. The action against us is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. The Court has not ruled on this motion. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition, and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  The exhibits filed as part of this form 10Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.
(Registrant)

Dated: November 14, 2002

By:	/s/ JOAN P. PLATT

Joan P. Platt
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Lawrence S. Kramer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MarketWatch.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/ LAWRENCE S. KRAMER

Lawrence S. Kramer

Chief Executive Officer

CERTIFICATION

I, Joan P. Platt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MarketWatch.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/ JOAN P. PLATT

Joan P. Platt

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.13	Employment Agreement effective as of July 1, 2001, between the Registrant and Lawrence Kramer.
10.14	Employment Agreement effective as of December 1, 2001, between the Registrant and Kathy Yates.
10.15	Employment Agreement effective as of January 1, 2002, between the Registrant and Scot McLernon.
10.16	Employment Agreement effective as of January 1, 2002, between the Registrant and David Callaway.
10.17	Employment Agreement effective as of January 1, 2002, between the Registrant and Jamie Thingelstad.