Form 10-K
period 2002-12-31
MARKETWATCH COM INC
filed 2003-03-31
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b 2 of the Act) Yes [   ]   No [X]

As of June 30, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was $26,882,910.

The number of shares of the Registrant's Common Stock outstanding as of March 20, 2003 was 17,216,532.

Documents incorporated by reference: portions of the Registrant's proxy statements to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2002 are hereby incorporated by reference into Part II, Item 5 and Part III of this report.

MARKETWATCH.COM, INC.

2002 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business

Overview

We are a leading financial media company providing Web-based comprehensive, real-time business news, financial programming and analytic tools through our Web sites, CBS.MarketWatch.com and BigCharts.com, and licensing a wide array of content and tools in custom-designed formats for brokerages and other online businesses. We also sell subscription-based content for evaluating investment newsletters under the Hulbert Financial Digest brand. We produce the syndicated CBS MarketWatch Weekend television program, air financial reports over The CBS Television Network, and provide business and financial news updates every 30 minutes on the MarketWatch.com Radio Network. We have important strategic relationships with our principal stockholders, CBS Broadcasting Inc., or CBS, and Pearson International Finance Ltd., or Pearson.

Our goal is to create the pre-eminent brand for real-time business news and financial information on the Web and other media and monetize that brand. We believe our consistent focus on original and authoritative content and our access to a national media audience through our relationship with CBS will help us achieve this goal. In the fourth quarter of 2002, our Web sites attracted an average of approximately 10.7 million unique visitors per month, who generated approximately 832 million page views. In the fourth quarter of 2001, our Web sites attracted an average of approximately 9.2 million unique visitors per month, who generated approximately 739 million page views. Our visitor information is provided to us by digiMine, Inc., our third-party provider of audience traffic data.

CBS.MarketWatch.com Web Properties

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

News and Editorial Content

The CBS.MarketWatch.com front page is carefully designed and frequently updated throughout the trading day by our journalists and editors in New York, Washington D.C., Chicago, San Francisco, Tokyo and London to inform our audience of the latest news as it breaks. Unlike some of our Web-based competitors, we do not rely exclusively on automatic editing and display systems; we instead leverage our journalistic expertise to add a strong editorial framework to our content. From the CBS.MarketWatch.com Web site's front page, users can access news stories, columns and headlines written by our reporters and by third parties, such as Reuters, Associated Press, Financial Times and PR Newswire, as well as stock quotes and other business and financial data and analytic tools. We also have devoted staff to cover special areas of interest, including initial public offerings, investment conferences, the fixed income markets, mutual funds, mortgages, micro-cap stocks, futures and options and technology stocks.

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

Our staff of approximately 80 professional journalists and freelance journalists consists of experienced editors, bureau chiefs and reporters with high standards for reporting and editing. We believe our staff provides us with a significant competitive advantage. For example, Larry Kramer, our Chief Executive Officer, was Executive Editor of the San Francisco Examiner and a financial reporter and Metro Editor of The Washington Post. Our staff also includes Thom Calandra, who has been a financial columnist for the San Francisco Examiner, the London-based lead markets editor for Bloomberg News and Online Money Editor for USA Today Online; Paul Erdman, a renowned economist and author; Marshal Loeb, personal finance author and former managing editor of Money magazine; David Callaway, former financial columnist for the Boston Herald and head of financial services news for Bloomberg News in Europe; and Irwin Kellner, a former Chief Economist for Manufacturers Hanover Trust Bank; as well as a number of other journalists who previously worked for Bloomberg News, Associated Press, UPI, CBS Radio news, Fox News Internet and Dow Jones Television. We believe that we are one of the few Web-based companies that offer this level of journalism.

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

Some of the features of our CBS.MarketWatch.com Web sites include:

  Front Page. Our front page includes top stories, a market index snapshot, links to headlines, commentary, stock quotes, charting, broadband features, personal finance and our marketplace featuring our partners. Our front page provides our users with a real-time picture of the market and creates one-click access to specific points of interest.

  Investor Tools. Quotes, charts, indexes, research alerts, currencies, global market news, bonds and market calendars provide our users with the data to make informed financial decisions.

  Commentary. A collection of editorial commentary produced by staff and free-lance journalists. Features include Thom Calandra's StockWatch, Kellner's Forecast, Farrell on Funds, Marshall Loeb's Personal Finance Report, commentary by Ray Martin and our guest column Outside the Box.

  Mutual Fund Center. All the latest news on mutual funds along with columns by Chuck Jaffe and Jonathan Burton. This section also offers Lipper Mutual Fund Profiles and provides links to other mutual fund listings, news headlines, fund ratings and rankings, quotes and charts.

To broaden its audience appeal, the CBS.MarketWatch.com Web site has other specialized content areas targeting novice, as well as sophisticated investors, including:

  Personal Finance. This section features regularly updated columns from experts such as Marshal Loeb and Ray Martin that provide its audience with information on a range of investment alternatives and other personal finance-related topics and creates educational programming on topics such as finance terminology and investing options.

  Tax Guide. The seasonal online Tax Guide provides a resource tool for planning tax strategies and estimating tax bills. This area provides timely special features that highlight the latest changes in tax laws and reviews and compares various tax preparation software packages.

  Marketplace and Market Advisors. We have established partner relationships with certain companies to correspond with our users' interests and needs. Our Marketplace section aggregates tools for determining mortgage rates, obtaining credit or credit reports and obtaining insurance quotes. We receive a portion of any revenue generated from the sale of these products or services and in some cases we also receive a flat fee. However, to date we have not received material revenue from these sources.

  Newsletters and Research. This section features regularly updated commentary from newsletter industry experts such as Mark Hulbert and Peter Brimelow and products available through subscription. Newsletters and research columns provide our audience with information including the tracking and analysis of investment newsletters, a directory of subscription-based newsletters, research reports and analyst ratings.

Data and Analytic Tools

We offer a variety of data and analytic tools which, together with our other real-time news and programming, are designed to provide a "one-stop-shop" for the financial and business needs of our audience. These include the following:

  Securities Price Quotes. Using data gathered and packaged for online use by Standard and Poors Comstock and FT Interactive Data Corporation, or IDC, our Web properties provide stock quotes from all major United States stock markets. These quotes are offered on varying delayed bases in accordance with respective exchange and foreign market rules. All intra-day data on the site are provided by Standard and Poors Comstock. All data related to post-market activity are provided by IDC. Through these stock quote pages, our audience can link to other valuable information about a particular company, including related CBS.MarketWatch.com news stories, stories from other news services, summaries of SEC filings and annual reports, summaries of analysts' reports and a variety of fundamental and technical information about a company's stock. The CBS.MarketWatch.com Web site also provides information on various market and industry indices, commodity contracts and currency exchange rates.

  Price Charts. Our BigCharts.com destination site is a leader in intra-day and historical stock price charting. The charting technology is also incorporated in the CBS.MarketWatch.com Web site to complement securities price quotes and is often used in the design of our editorial content.

  Portfolios. The CBS.MarketWatch.com Web site has a sophisticated portfolio tracking service which offers a variety of features, including the ability to:

    Track up to 200 ticker symbols in multiple portfolios;

    Access portfolios from any computer with Internet access;

    Track options, mutual funds and stocks on all major U.S. and select international exchanges;

    Automatically update portfolio price views every five minutes;

    Monitor short and long positions;

    Download portfolio reports for use in spreadsheets, providing a wider set of choices for record keeping.

  Data. Our Web sites offer a wide variety of data including trading volume and dollar volume information, company financial information, corporate share repurchases, industry indices, stock split information and other data related to global and currency markets.

Our array of communication tools provides our audience with the means to communicate in affinity group message boards. To participate and assist us in targeting advertising, users must complete a registration form and provide demographic information about themselves, which are stored in accordance with our privacy policy.

Online Advertising Sales

We are focused on providing our advertisers with a large, demographically desirable audience. Over the last several years, we increased the number of advertisers from industries other than financial services. We believe that our Web sites attract users who as a group are more affluent and better educated than users of many other Web sites and, therefore, represent an attractive medium for companies that advertise and engage in commerce over the Internet. Advertisements are displayed throughout our Web sites, including when a user enters the service, reviews a news story or accesses a quote, portfolio or chart. Online advertising revenues represented 36%, 39% and 65% of our total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

We currently derive, and expect to continue to derive significant revenue from online advertising sales. Our sales force seeks to provide advertisers unique advertising positions with creative and innovative advertising solutions. We offer a variety of advertising options that may be purchased individually or in packages. Our portfolio of Web properties offers advertisers a strong, consistent brand with the opportunity to target their campaigns on the site of their choice or run a campaign across our Web sites. The following is a sampling of advertising options that are currently being offered:

  Introductory Message. The introductory message precedes the CBS.MarketWatch.com front page. Its occasional occurrence serves as a commercial introduction to the site much like a broadcast model. The advertiser in effect becomes the site sponsor for a given time period. The introductory message is typically priced based on an estimated number of unique users and is synchronized with a corresponding Front Page banner and sidebar ad unit.

  Embedded Commercial Unit. The embedded commercial unit is a 30-second video that plays within the rich media window space on CBS.MarketWatch.com editorial pages. This ad unit has the look and feel of a television commercial therefore, traditional advertisers can now easily transfer a television commercial into an advertising campaign on our Web site.

  Rich Media Window. The rich media window is an advertising unit that is larger in size than the other Web advertising options such as banners or sidebars. It is embedded within CBS.MarketWatch.com editorial pages. The advertisement itself allows the advertiser to display various forms of enriched media such as Flash files, dynamic HTML and Javascript to enhance the delivery of the advertisement message.

  Email Newsletters. Email newsletters are market summaries sent out twice daily to over 535,000 CBS.MarketWatch.com subscribers. The email lists are split between two daily sponsors who each receive approximately 267,000 subscribers. These newsletters are typically used for branding and direct marketing initiatives.

  Exclusive E-mail Drop. An exclusive e-mail drop is delivered to CBS.MarketWatch.com users containing the specific product or service offerings of an advertiser. This is sent to users from CBS.MarketWatch.com's database of greater than 525,000 users who have indicated that they would like to receive information about potentially relevant and valuable products.

  Run of Site or Run of Network. Run of site advertisements are banner advertisements that rotate on a random basis throughout the CBS.MarketWatch.com Web site. Run of network ads rotate through our network of Web properties, appealing to advertisers seeking to establish general brand recognition across BigCharts.com and CBS.MarketWatch.com's audience. Run of site and run of network rotations are typically sold in blocks of 1,000 impressions and generally are sold with a minimum of 100,000 guaranteed impressions over the life of the advertising contract.

  Targeted Advertising. Targeted advertisements are banner advertisements that are displayed when a user browses through specific news and quote pages, allowing advertisers to target users based on ticker symbols requested or based on specific areas of interest by advertising on particular columns. Advertisers can also deliver their advertisements by region or country, time of day, frequency of use, Internet service provider, type of operating system or browser. Like run of site and network advertisements, targeted advertisements are sold in blocks of 1,000 impressions. Due to the greater selectivity of the audience and because users typically spend more time on news pages than on quote pages, our current rate card cost per thousand, or CPM, for targeted advertisements is generally higher than for run of site rotations. In order to enhance the effectiveness of targeted ads, we have established and continue to build a database of our registered users by requiring users to register before they may receive archived articles, email newsletters and our securities portfolio tracking service.

  Sponsorships. Sponsorships allow advertisers to gain maximum exposure by featuring a variety of advertising solutions on specific pages, areas and columns. For example, a client may choose to purchase an exclusive advertising presence on a particular column where a window allowing rich media advertising is centered strategically on the page. Rich media advertising can provide multiple navigation points within the window or allow interactive opportunities ranging from simple branding to interactive registration for clients' services, all without leaving the CBS.MarketWatch.com Web site. Sponsorships are typically sold for a monthly fee over the life of the contract or within a larger long-term agreement that includes other advertising components such as general run of network advertisements or targeted banner and button positions.

  Content Sidebars. We also offer fixed-location sidebars, commonly referred to as "skyscrapers." These skyscrapers run on selected high-traffic pages to provide advertisers with greater visibility in order to feature an advertiser's content, information or tools. Content sidebars can also be sold as part of a sponsorship arrangement.

Additionally, we offer advertisers access to a consortium of major publishers called the At-Work Brand Network. Sites included in the network are CBS.MarketWatch.com, the NY Times.com, CNET Networks, USATODAY.com and, on some occasions, weather.com. The network provides advertisers with the efficiency of a one-order one-report system. The client only has to submit its creative advertising units to one party for distribution across the system. According to Media Metrix, the five sites in the At-Work Brand Network provide advertising clients with an at-work audience of more than 20 million unique users. This represents, according to Media Metrix, over 45% of the total at-work online audience.

Our online advertising direct sales force consists of more than 15 specialists. We believe that having an internal direct sales force allows us to better understand and meet advertisers' needs, increase our access to potential advertisers and maintain strong relationships with our existing advertising clients. Our in-house sales staff includes experienced Internet sales personnel as well as those from traditional media. Our staff develops and implements our advertising strategies by creating value-added packages for advertisers from the wide range of news columns, editorial opinions and other tools and information on our Web sites including identifying strategic accounts, developing presentations and promotional materials and building relationships with advertising buyers. 24-7/Real Media's Open Ad Stream software provides the advertising management and delivery services for our Web sites and provides advertisers with reports describing the delivery of their advertisements.

Content Licensing

Our licensing business focuses on business-to-business relationships with partners of all sizes to generate fee revenue. We license interactive stock research tools such as charting, screeners, portfolios and alerts, along with news and editorial content from the CBS.MarketWatch.com newsroom and third-party news providers. Our clients include a wide variety of Internet Web site operators, with a particular focus on companies in the banking, brokerage, publishing and financial services industries. For the years ended December 31, 2002, 2001 and 2000, licensing revenue accounted for 55%, 54% and 29%, respectively, of our total net revenue.

Our licensing sales and development group works to provide customized solutions for businesses that want to seamlessly integrate financial charting, analytic tools and other financial content into their Web sites. Our clients may choose to purchase individual products or to work with our designers and developers to create Web content that incorporates multiple products throughout their site. We believe our investment in creating broad content relationships with industry-leading financial organizations, such as The Wall Street Journal Interactive, E*TRADE, Fidelity, Ameritrade, Merrill Lynch Online, Morgan Stanley and Charles Schwab, provides us with a unique opportunity to leverage our financial content and technical infrastructure to deliver multiple revenue streams. Our content is generally copyrighted as our own on all of our licensing partners' Web sites.

Broadcast

To increase our brand awareness and audience reach we began producing a nationally distributed television program, CBS MarketWatch Weekend, in September 1999. The half-hour show was airing weekly on stations capable of reaching 85% of U.S. households as of December 31, 2002. The show's content is determined by the top stories of the week. Segments produced for CBS MarketWatch Weekend are included on our Web site to attract broadband viewers and also appear on AOL Plus.

Other television reporting includes contributions to CBS The Early Show, CBS Evening News weekend broadcasts and CBS Newspath, which supplies CBS News video to over 200 CBS-affiliated television stations for use in their news programs. We do not receive any cash payments from CBS for this reporting. However, all reports delivered by our correspondents are identified as our reports. We believe the provision of services to CBS by our correspondents helps to strengthen our brand awareness. We do not have a formal agreement with CBS with respect to our correspondents who provide reports to CBS or its affiliates. Therefore, we cannot assure you that these services will continue in the future.

We also produce radio reports from our Washington, D.C. bureau for distribution by the Westwood One Radio Network to over 225 stations as of December 31, 2002. Our contract with Westwood One provides us with revenue based on a pre-determined revenue share and requires contribution of content by us and distribution and marketing services by Westwood One.

Strategic Relationships

We believe that our strategic relationships with our principal stockholders, CBS and Pearson, allow us to differentiate the CBS.MarketWatch.com Web site as the pre-eminent brand for real-time business news and financial programming on the Web.

CBS

CBS Name and Logo. In connection with our formation in 1997, we entered into a license agreement, which was subsequently amended and restated, under which our Web site was renamed "CBS.MarketWatch.com" and we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the operation of the CBS.MarketWatch.com Web site. Under the terms of the amended and restated license agreement, we pay CBS a percentage of our gross revenues, excluding certain revenue. The agreement is subject to termination if competitors of CBS acquire specified amounts of our common stock or in other specific circumstances.

Our license agreement with CBS will expire on October 29, 2005, and CBS has no obligation to renew it. CBS will also have the right to terminate this agreement if:

  We breach a material term or condition of the agreement;

  We become insolvent or subject to bankruptcy or similar proceedings;

  A competitor of CBS acquires voting power of 15% or more of our outstanding shares;

  We issue voting securities to, or actively participate in the acquisition of our voting power by, a CBS competitor which results in such competitor directly or indirectly owning 9% or more of our voting power; or

  We discontinue using the CBS.MarketWatch.com trademark and do not establish a substitute mark acceptable to CBS.

Advertising. CBS agreed under the terms of the contribution agreement (as amended by a stockholders' agreement), subject to certain limitations, to provide us an aggregate rate card amount of $30.0 million in advertising and on-air promotions during the period from October 29, 1997 through October 29, 2002. The $30.0 million contribution was delivered in full by June 30, 2000. CBS also agreed under the terms of the stock purchase agreement that was entered into with CBS in March 2000 to provide an additional $30.0 million in advertising during the period from March 1, 2000 through May 5, 2002. As of December 31, 2002, CBS had delivered $29.9 million rate card amount of promotion and advertising under these commitments. The remaining $56,000 of rate card advertising and promotion from CBS has been extended through April 25, 2003. This advertising and on-air promotion was an important element of our strategy to build our brand awareness. CBS' obligation will terminate if our license agreement terminates.

Reporting. We believe we have increased and will continue to expand our brand awareness by providing financial news reports for CBS News and Infinity Broadcasting ("Infinity") Radio. Our New York City-based bureau is located in CBS facilities and frequently works with CBS News staff to generate stories for distribution over the CBS broadcast network. We file three market reports each day on CBS Newspath, which supplies CBS News video to over 200 CBS-affiliated television stations for use in their news programs. Our correspondents also file customized daily reports to major CBS affiliates via satellite links, and produce periodic reports for the CBS Evening News weekend broadcasts and The Early Show on the CBS network. We do not receive any cash payments from CBS for this reporting. However, we believe such contributions help to strengthen our brand awareness.

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

Data and Hosting. IDC currently provides real-time financial data to us for dissemination to subscribers of certain of CBS.MarketWatch.com subscription services in exchange for a percentage of the subscription fee.

Payments for News. Under an amended and restated services agreement, IDC also paid us a monthly per-subscriber fee for delivery of our news to all IDC subscribers, other than certain commercial subscribers, with a minimum payment of $100,000 per month. This obligation expired in October 2002.

Non-Competition Provisions. Through October 29, 2005, Pearson has agreed that it will not:

  Sell advertising on a Web site that primarily delivers financial news and comprehensive stock quotes; or

  Use the Internet to sell, or authorize another to sell, real-time snap, or user requested, quotes to individual subscribers.

Control by CBS and Pearson

Current Ownership

Following our initial public offering in January 1999, CBS and DBC each owned approximately 38% of our outstanding common stock. In March 2000, CBS and DBC each purchased 1,136,814 additional shares of our common stock. In February 2000, DBC completed a merger with an affiliate of Pearson plc. Upon the closing of the merger, the affiliate of Pearson acquired approximately 60% of the outstanding common stock of DBC. In January 2001, DBC sold its shares of our common stock to an affiliate of Pearson plc. As of March 1, 2003, CBS and Pearson each owned approximately 33% of our outstanding common stock. The percentage ownership by CBS and Pearson has decreased from the percentage owned at the time of our initial public offering due to an increase in shares outstanding resulting from the issuance of shares pursuant to stock option exercises, our employee stock purchase plan, and the purchases of BigCharts and the Hulbert Financial Digest.

Corporate Governance

CBS and Pearson each have certain rights to nominate representatives on our board of directors generally based upon the percentage of our voting securities that they hold. Currently, CBS and Pearson each have three representatives serving on our board. If we issue voting securities, or securities convertible into or exchangeable for voting securities in the future, subject to certain limitations, CBS and Pearson will each have the right to purchase securities from us so they can maintain their respective percentage ownership. In addition, if either CBS or Pearson desires to transfer any shares of common stock held by it, the other party will have a right of first refusal to purchase all or a portion of those shares, subject to certain exceptions. As a result of their share ownership and other rights, CBS and Pearson collectively can control our management and affairs, elect a majority of our board of directors and approve significant corporate transactions. This concentration of ownership and other rights could also delay or prevent a change in control.

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

Marketing and Distribution

We have established and are planning to maintain our brand as a leading provider of business and financial news on the Web. CBS agreed to provide the CBS.MarketWatch.com Web site with promotion and advertising with an aggregate rate card amount of $30.0 million from March 2000 through December 2002. This promotion and advertising was carried or displayed on CBS Television Network programming, programming on CBS owned-and-operated television stations and Infinity radio stations and/or Viacom Outdoor advertising. These advertising placements took the form of 30-, 15- or 10-second commercial units, on-air mentioning of our Web site, billboards and/or in credit rolls or sign-offs, with CBS having broad discretion as to the type and manner of placement. As of December 31, 2002, CBS had delivered $29.9 million rate card amount of promotion and advertising. The remaining $56,000 of rate card advertising and promotion from CBS was extended through April 25, 2003.

CBS has displayed our CBS.MarketWatch.com logo and domain name on the CBS Evening News with Dan Rather, CBS This Morning, The Early Show and on the news programming of the CBS Television Network and many affiliated television stations. The logo is usually displayed when business or financial news is covered during the broadcast. CBS is not obligated to continue to display our logo or domain name in this particular manner.

We use journalist appearances on CBS Television and Infinity Radio news broadcasts and on certain affiliate station broadcasts to highlight the CBS.MarketWatch.com Web site and increase the association of the Web site with CBS. When making appearances, our journalists are identified with the CBS.MarketWatch.com brand. The CBS MarketWatch Weekend television show was launched in September 1999. As of December 31, 2002, the program was aired weekly to stations capable of reaching over 85% of Designated Market Areas. The CBS.MarketWatch.com Web site is also linked from CBS's primary web sites cbs.com and cbsnews.com, as well as many of those owned and operated by CBS affiliate television stations. We also have an agreement with Westwood One to distribute our content over the Westwood One Radio Network. As of December 31, 2002, we produced radio reports for distribution to over 225 stations in 133 broadcasting markets, including all of the top 50 markets.

In addition to our CBS-related promotional activities, we conduct a variety of other marketing and public relations programs and participate in personal finance, online journalism and Internet-related conferences.

We have entered into a number of distribution relationships to enhance our brand name recognition and audience reach. Key distribution relationships include:

  Yahoo!, Inc. Since 1999, Yahoo! Inc. has indexed certain of the CBS.MarketWatch.com news headlines in the finance section of Yahoo! with links to the CBS.MarketWatch.com Web site for payments per click to our CBS.MarketWatch.com site.

  America Online. In September 1999, we entered into a three-year distribution agreement with America Online, Inc., or AOL, to be a provider of business and financial news for AOL's network including its proprietary services, AOL.com, CompuServe and Netscape. Under the agreement, we created a co-branded site that enables AOL users to access our content and investment management tools through the AOL personal finance channel. We have also collaborated with AOL in sales and marketing efforts. The agreement with AOL was amended and, as of January 2003, the Company is committed to paying $1.5 million to AOL over the next two years in fulfillment of the amended agreement. AOL has the unilateral right to cancel the agreement in November 2003. If AOL cancels the agreement, our commitment would be reduced to $842,000.

  Quicken.com. Intuit has been displaying certain of our news columns and features in portions of its Quicken.com Web site and in return we receive a share of any revenue from the sale of advertising on the Quicken.com pages that display our content. In addition, Quicken.com has indexed certain news headlines from us in their quote lookup section for which we agreed to pay Quicken a fee per click to our Web site.

  Wireless applications. We have entered into strategic partnerships in the wireless arena with Sprint, AT&T, Palm, Nextel and AvantGo. Our wireless presence, coupled with our traditional and online media assets, further extends our distribution and branding, as well as present advertisers with integrated campaigns across platforms that include access to the cellular phone, personal digital assistant, and pager. We currently offer advertising and sponsorships as well as content licensing agreements.

We believe that these types of distribution relationships are important to our continued growth and to increase our exposure to our target audience.

Subscription and Other Services

Increasingly in addition to offering free content, subsidized by advertising on the CBS.MarketWatch.com Web site, we are developing and selling subscription offers, including the Hulbert Financial Digest, a publication devoted to tracking and analyzing investment newsletters. The monthly Hulbert Financial Digest and customized reports on specific newsletter sectors are offered by paid subscription. In addition, CBS.MarketWatch.com launched a new online newsletter center featuring the Hulbert Financial Digest that also includes free content including a directory of financial newsletters as well as commentary about the financial newsletter industry, including features from and about top newsletter editors and their strategies.

The CBS.MarketWatch.com Web site also offers subscription-based third-party financial data services that are targeted at sophisticated investors. These services are currently created and provided by IDC on a non-exclusive basis under a revenue sharing arrangement. We act as IDC's sales agent with respect to certain IDC services in exchange for a fee for new subscribers obtained through the CBS.MarketWatch.com Web site.

Our CBS.MarketWatch.com Web site also offers, for a fee, third-party financial data and other services through external Web sites, such as Hoover's, Inc., which provides company profiles, or Baseline, which provides company research reports. We receive a portion of the revenue from the sale of these products or services through the CBS.MarketWatch.com Web site.

The CBS.Marketwatch.com site also has free membership services available with personalized features and settings such as access to news alerts, links to members' broker Web sites, personalized portfolios and charting, e-newsletters, archived content and other free offers.

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

  Web search and retrieval and other online services, such as Google, Yahoo!, Lycos and other high-traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance-related Web sites;

  data companies that provide value-added tools, including charts, portfolios, and stock screeners, such as Reuters and Thomson Financial Corporation; and

  providers of standardized and customized investment research tools, such as Pinnacor and SmartMoney.

  Publishers of financial news for an institutional audience such as Reuters and Dow Jones.

We anticipate that the number of direct and indirect competitors will increase in the future. This could result in price reductions for our advertising or licensed content and tools, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect our business, results of operations and financial condition.

We believe our programming and content compare favorably with our competitors, as some of them do not primarily provide real-time coverage by experienced journalists. However, many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases, higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, we cannot assure you that they will not develop services that are equal or superior to ours or that achieve greater market acceptance than our offerings. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could seriously harm our business, results of operations and financial condition.

Intellectual Property

Our intellectual property rights are costly and difficult to protect. We may be subject to intellectual property infringement claims and related indemnity obligations to our clients and business partners to whom we license such intellectual property, which are costly to defend and could limit our ability to use and license certain technologies in the future.

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and content license agreement and user agreement restrictions on disclosure and use to protect our intellectual property, such as our content, copyrights, trademarks, and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use the content on our Web sites or our other intellectual property without authorization. Also, these precautions may not prevent misappropriation or infringement of our intellectual property. A failure to protect our intellectual property in a meaningful manner could seriously harm our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have an adverse effect on our business, operating results and financial condition.

We license the CBS logo, trademarks and certain news content from CBS pursuant to the amended and restated license agreement. This agreement could terminate in certain circumstances and also involves a number of other risks.

We also use certain licensed technology, data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless from any claim by a third-party that the licensed technology or content infringes any person's intellectual property rights. However, we can not assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient or unavailable from the licensor, or that we will be able to obtain any additional license on commercially reasonable terms if at all. In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services, such as certain new community features. However, any such licenses may not be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in introduction of new services until equivalent technology or content, if available, is identified, licensed and integrated, which could harm our business, results of operations and financial condition.

Infringement or other claims may be asserted or prosecuted against us and/or our clients in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content, technology or trademarks, develop non-infringing technology or content or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to introduce new technology, content or trademarks, develop non-infringing technology or content or license the infringed or similar technology or content on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

Employees

As of December 31, 2002, there were 211 employees dedicated full-time to our business, 37 of these personnel worked in product and content development, 44 in sales and marketing, 76 in editorial, 28 in Web site operations and 26 in administration.

Factors That May Affect Our Operating Results

We May Experience Potential Fluctuations in Our Quarterly Operating Results, and Face Unpredictability of Future Revenue, and Incur Losses in the Future

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

  Fluctuations in traffic levels on our Web sites, which can be significant as a result of business, financial and other news events;

  Weakening demand for advertising on our Web sites as well as on the Web in general;

  Reductions in rates paid for Web advertising resulting from softening demand, competition, disruption of business due to threats of conflict or military action by the United States, or other factors;

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

Although we generated net income for the first time in the fourth quarter of 2002 and positive operating cash flow for the first time in the fourth quarter of 2001 and were cash flow positive for the twelve months ended December 31, 2002, you should not rely on the results for those periods as an indication of future performance. In particular, given the general economic uncertainty and the softness of the advertising market, we may not remain cash flow positive or generate net income for fiscal 2003 or any particular quarter in fiscal 2003.

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

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand For Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. Over the last two years, we and other Web advertisers have experienced a significant softening in demand for our advertising services due to decreased spending on Web advertising by companies and due to general uncertainty about the economy. We expect this reduced demand to continue for the foreseeable future. In addition, threats of conflict or military action by the United States may further disrupt business, curb spending by companies or otherwise slow down economic recovery. The continued decline in the advertising market would substantially harm our business and could result in a further decline in the trading price of our common stock.

Furthermore, we also must compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. We would lose revenue if the Web were not perceived as an effective advertising medium. Also, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web especially given the general uncertainty in the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our online advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to offer a desirable opportunity for on-line advertising.

Moreover, a substantial portion of our online advertising revenue comes from Internet commerce and financial services companies that have been adversely affected by the recent market downturn, which has resulted in these companies spending less for on-line advertising. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected. Moreover, diversification of our advertising base may require us to adapt to different requirements and expectations that these new advertisers may have with respect to advertising programs. If we fail to adapt accordingly, our business, operating results and financial condition may be adversely affected.

Further, the existing brokerage and financial services companies and customers in other markets that we target may merge which would further reduce the number of our existing and potential customers. For example, in the current year, Ameritrade, one of our customers, acquired Datek, who was also one of our customers. As a result, our online advertising revenue was adversely affected.

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

We Depend on License Revenues, and If License Revenues Were to Decline, Our Business Would Be Harmed

We expect to derive a substantial portion of our revenues from licensing of our content for the foreseeable future. Licensing revenue depends on new customer contracts and customer contract renewals and could decrease if new business is not found or customers choose to renew for lesser amounts, terminate early or forego renewal. We derive a significant percentage of our licensing revenue from a small number of large clients. Also, a significant amount of our licensing revenue is earned from brokerages and financial services companies. In many cases, the amount of licensing revenue depends on the number of qualified account holders these customers have each month. If the number of qualified account holders were to decrease, our licensing revenue could decrease. A number of these brokerages and financial services companies have experienced a decrease in account holders as a result of recent market downturns. The growth of our licensing revenue could also be limited as there are a limited number of brokerages and financial services companies. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, our licensing revenue would be adversely affected.

Also, some of the licensing tools we have created and currently market to existing and potential customers require users to disclose personally identifiable information and would allow us access to such confidential information. Due to concerns about user privacy issues, existing and potential licensing customers may be deterred from licensing these tools, which could harm our future licensing revenue.

In addition, we receive a portion of the data incorporated in our licensing products from third parties. For example, we receive data from Dow Jones and Thomson Financial Corporation who are also competitors. If they or others perceive us as a competitor, they may discontinue providing services to us. Also, some of our third party data providers have restrictions on access to and use of these data, which may make our licensing products incorporating these data less attractive to our existing and potential customers, which in turn may adversely affect our licensing revenue.

Further, the existing brokerage and financial services companies and customers in other markets that we target may merge which would further reduce the number of our existing and potential customers. As a result, our licensing revenue may be adversely affected. Moreover, a substantial portion of our licensing revenue comes from media and financial services companies, which have been adversely affected by the recent market downturn. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected.

Because We Depend on CBS and Pearson for a Number of Services and Other Rights, Our Business Would be Materially Adversely Affected if Either One of Them Terminates Their Strategic Relationships With Us

Pursuant to our license agreement with CBS, we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the operation of the CBS.MarketWatch.com Web site. This license agreement will expire on October 29, 2005 and CBS has no obligation to renew it. Also, under specific circumstances, CBS may terminate the license agreement earlier. If we are not able to renew our license agreement with CBS or CBS terminates the license agreement earlier than October 29, 2005, we would need to change the name of our Web site and devote substantial resources toward building a new brand name. Regardless of such expenditures, we may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

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

Similarly, pursuant to the service agreement, Pearson provides us with real-time financial data for dissemination to license clients and subscribers of certain of CBS.MarketWatch.com subscription services. If Pearson suspends delivery of delayed financial data or fails to provide such financial data satisfactorily, we would be required to perform these services ourselves or obtain these services from another provider. Replacing these services could cause us to incur additional costs. We may not be able to replace these services on commercially reasonable terms or, if we choose to perform these services ourselves, we may not be able to perform them adequately. During any such transition, our services could be disrupted for an indefinite period of time and, as a result, we could lose a substantial number of users and advertisers.

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

We Depend on Third-Party Software to Track and Measure the Delivery of Advertisements and It Could be Difficult to Replace These Services

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third-party software to provide these measurement services. If the third-party is unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We have implemented and are implementing additional systems designed to record demographic data on our users. If we do not develop these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Companies may not advertise on our Web sites or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

Our Business Will Be Adversely Affected If We Do Not Develop and Maintain an Effective Sales Force

We depend on our sales force to sell online advertising on our Web sites and license our content. This involves a number of risks including:

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

We also depend on multiple information providers, including but not limited to FT Interactive Data, S&P Comstock, Dow Jones, Thompson Financial Corporation and Reuters to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive our Web sites as not functioning properly and therefore cause them to use other methods to obtain their business and financial news and other information.

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

We Could Face Liability for the Information Displayed on Our Web Sites

We may be subjected to claims for libel, slander, defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites or license to our clients. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Moreover, because we license some data and content from third parties, our exposure to various claims may increase. Although we generally obtain representations as to the origins and ownership of licensed content from third parties and generally obtain indemnification from these third parties to cover any breach of any such representations, we do not generally receive representations or indemnification to cover libel, slander, defamation, or negligence relating to the third party content. Moreover, the representations we do receive from third parties may be in error and the indemnification provided by these parties may be insufficient to provide adequate compensation for any breach of such representations. Also, our insurance may not adequately protect us against these types of claims and related indemnification obligations. Moreover, our defense of any action brought against us based upon the content that is accessible from our Web sites could be costly and involve significant distraction of our management and other resources.

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

Terrorist Attacks and Threats or Actual War May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price

Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, including war with Iraq, or military disruptions may impact our operations. For example, the disruption of the global financial markets due to September 11, 2001, events, including the shutdown of NASDAQ and NYSE, impacted the reporting of financial information on our Web sites. More generally, any of these events could cause consumer confidence and spending, including spending on the Web, to decrease, which may impact our online advertising revenues. Also, volatility in the United States and worldwide financial markets and economy has contributed to volatility in the stock prices of United States publicly traded companies. Further acts of terrorism and civil disturbances in the United States or elsewhere could have a significant impact on our operating results, revenues and costs.

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

Because Two of Our Large Stockholders Beneficially Own Approximately 66% of Our Stock, They Have Substantial Control Over the Management of Our Company and Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price

CBS and Pearson beneficially owned 66% of our outstanding common stock as of December 31, 2002. Each of CBS and Pearson has three representatives on our board of directors. As a result of their ownership and board positions, CBS and Pearson individually and collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of CBS or Pearson or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

Our Common Stock Price is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended December 31, 2002, the closing sale prices of our common stock on the NASDAQ National Market ranged from $3.25 to $5.09. As of March 20, 2003, the closing sale price was $6.09. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Item 2. Properties

Our principal administrative, sales, marketing and news facilities are located in approximately 24,000 square feet of office space in San Francisco, California, leased from CBS. This lease expires in March 2008. Our engineering, development, and licensing sales groups are based out of 20,000 square feet of leased space in Minneapolis, Minnesota. This lease expires in May 2009. A portion of our news and sales teams are located out of 7,367 square feet of office spaces in New York, New York, also leased from CBS. We also have data centers in Minneapolis, New York and Redwood City, California.

Item 3. Legal Proceedings

On and after April 17, 2001, five putative shareholder class action lawsuits were filed against us, certain of our current and former officers and directors (the "Individual Defendants"), and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. Four of the lawsuits purport to be class actions filed on behalf of purchasers of our stock during the period January 15, 1999 through April 16, 2001, and the fifth lists the period January 14,1999 through April 21, 2001. The complaints have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

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

The action against us is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. Prior to the decision on the motion to dismiss, there were settlement discussions among the plaintiffs, the company defendants and their insurance carriers which did not contemplate the payment of any Company funds but would involve the assignment of claims to the plaintiffs. We cannot predict as to whether or when a settlement might occur.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, including whether the settlement discussions described above will be successful. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition, and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of MarketWatch.com as of March 15, 2003:

             Name               Age                  Position
------------------------------ ----- ----------------------------------------
Larry S. Kramer...............   52  Chief Executive Officer and Chairman
                                     of the Board of Directors
Kathy Yates...................   48  President and Chief Operating Officer
Joan P. Platt.................   49  Chief Financial Officer and Secretary
William Bishop................   34  Executive Vice President and General Manager
Scot McLernon.................   45  Executive Vice President, Advertising Sales
                                     and Marketing
Scott Kinney..................   41  Executive Vice President, Licensing
Jamie Thingelstad.............   31  Chief Technology Officer
Dave Callaway.................   39  Editor-in-Chief

Mr. Kramer has served as Chief Executive Officer and a member of the Board of Directors of MarketWatch.com since October 1997, and is the founder of MarketWatch.com. On November 15, 1999, Mr. Kramer was elected Chairman of the Board. From February 1994 until October 1997, Mr. Kramer served as Vice President for News and Sports of Data Broadcasting Corporation. Mr. Kramer spent more than twenty years in journalism, including serving as a financial reporter, Metro Editor and Assistant Managing Editor of The Washington Post, and most recently serving as Executive Editor of the San Francisco Examiner. He has been a recipient of National Press Club, Gerald E. Loeb and Associated Press Awards. During Mr. Kramer's tenures at The Washington Post and the San Francisco Examiner, his staffs at each paper won a Pulitzer Prize. Mr. Kramer holds a B.S. degree in Journalism from Syracuse University and an M.B.A. degree from the Harvard Business School. Mr. Kramer was a founding board member of the Online Press Association in 2001.

Ms. Yates was named President and Chief Operating Officer of MarketWatch.com in December 2001. She is a veteran Internet media executive, having started or lead several Internet ventures since 1995. Her roles have included founder and Vice President/Business Development for Knight Ridder Digital, founding Board Member of CareerPath (now CareerBuilder) and Classified Ventures (parent company of HomeHunter.com, Cars.com and NewHomes.com), and Vice President/Product Development for Women.com. Prior to founding Knight Ridder Digital, Ms. Yates spent 13 years in executive positions with the San Jose Mercury News and its parent, Knight Ridder, Inc. She began as Assistant to the Publisher of the Mercury News in 1981, was promoted to Chief Financial Officer in 1982 and served as Senior Vice President and General Manager from 1988 to 1994. Yates earned an M.B.A. from Stanford University Graduate School of Business and graduated from Trinity College with a degree in Economics.

Ms. Platt has served as Chief Financial Officer since December 1999. From May 1999 through November 1999, Ms. Platt was Chief Financial Officer of Indus International, a provider of enterprise asset management software. From April 1996 to April 1999, Ms. Platt served as Chief Financial Officer for Splash Technologies Holdings, Inc., a Sunnyvale-based international supplier of color servers. Previously, Ms. Platt served a 20-year tenure at Coopers & Lybrand, including 10 years as a partner, where she specialized in high technology companies. Ms. Platt is a Certified Public Accountant and holds a B.S. in business administration from The Pennsylvania State University.

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

Mr. McLernon has served as Vice President of Advertising Sales of MarketWatch.com since January 1998 and Executive Vice President of Advertising Sales and Marketing since February 2000. From March 1997 until December 1997, he served as National Director of Advertising Sales with Quote.com, Inc., a financial news Web site operator. Mr. McLernon was also the National Director of Internet Strategy with Softbank Interactive Marketing, a subsidiary of Softbank Corp., a distributor and wholesaler of software and peripheral equipment for PCs, from March 1996 until March 1997. From June 1994 until March 1996, he served as Account Manager with Interactive Marketing Inc.

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

Mr. Callaway was named editor-in-chief of MarketWatch.com in March of 2003 after serving three years as executive editor and one year as managing editor. He has been a vice president in charge of all news operations since March 2000. Mr. Callaway has more than 15 years of journalism experience, including five years as a London correspondent for Bloomberg News and six years as a reporter and financial columnist for The Boston Herald. In 2001, Mr. Callaway was named one of the 100 most influential business journalists in the U.S. by The Journal of Financial Reporters. Mr. Callaway holds a B.A and M.A. degree in journalism from the Medill School of Journalism at Northwestern University.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Since January 15, 1999, our common stock, par value $.01, has been traded on the NASDAQ National Stock Market under the symbol "MKTW". The approximate number of record holders of our common stock as of March 20, 2003 was 278 (although we believe there was a greater number of beneficial owners).

The following table presents, for the periods indicated, the high and low sales price of our common stock as reported on the NASDAQ National Market.

       Year ended
    December 31, 2002           High        Low
---------------------------  ----------  ----------
First Quarter.............. $     4.50  $     3.11
Second Quarter............. $     5.49  $     3.90
Third Quarter.............. $     4.93  $     3.81
Fourth Quarter............. $     5.05  $     3.88

       Year ended
    December 31, 2001           High        Low
---------------------------  ----------  ----------
First Quarter.............. $     6.25  $     2.91
Second Quarter............. $     4.29  $     2.07
Third Quarter.............. $     3.01  $     1.06
Fourth Quarter............. $     4.71  $     1.50

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2002 for all of our stock option plans:

                                                                                       Number of Shares
                                      Number of Shares                                 of Common Stock
                                       of Common Stock                               Remaining Available
                                        to be Issued           Weighted Average      for Future Issuance
                                       Upon Exercise of         Exercise Price of       Under our Stock
                                      Outstanding Options      Outstanding Options        Option Plans
                                      --------------------   ----------------------   --------------------
Stock Option Plans Approved by
Shareholders........................        3,281,723           $      6.17                1,203,569

Item 6. Selected Financial Data

The following selected financial data has been derived from MarketWatch's consolidated statements of operations for the fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000, and consolidated balance sheets as of December 31, 2002 and December 31, 2001, which are included herein, and have been audited by PricewaterhouseCoopers LLP, independent auditors. The information set forth below is not necessarily indicative of future operating results and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                         Years Ended December 31,
                                     ----------------------------------------------------------
                                        2002        2001        2000        1999        1998
CONSOLIDATED STATEMENTS              ----------  ----------  ----------  ----------  ----------
OF OPERATIONS DATA

(in thousands except per share data)

Net revenues....................... $   44,524  $   45,856  $   53,907  $   24,935  $    7,027
Gross profit.......................     28,185      27,233      32,895      15,034       4,190
Operating expenses.................     38,548     103,834     121,448      77,324      16,444
Net loss...........................     (9,653)    (76,523)    (91,263)    (60,878)    (12,413)
Basic and diluted net loss
  per share(1)..................... $    (0.57) $    (4.60) $    (5.83) $    (4.68) $    (1.38)
Shares used to compute basic and
  diluted net loss per share (1)(2)     16,959      16,648      15,659      13,004       9,000

                                     ----------------------------------------------------------
                                                         Years Ended December 31,
                                     ----------------------------------------------------------
                                        2002        2001        2000        1999        1998
                                     ----------  ----------  ----------  ----------  ----------
CONSOLIDATED BALANCE SHEET DATA

(in thousands)

Cash and cash equivalents.......... $   43,328  $   37,637  $   45,356  $    9,500  $      140
Working capital (deficit)..........     41,040      38,194      48,868      18,544      (5,889)
Total assets.......................     78,645      77,513     144,240     156,855       4,487
Advances from DBC(3)...............          -           -           -           -       3,946
Total stockholders' equity
  (deficiency)..................... $   70,297  $   69,051  $  133,417  $  149,148  $   (3,130)

(1) Reflects the conversion of MarketWatch.com LLC into a corporation as if such transaction had occurred as of the beginning of the period indicated.

(2) See Note 2 to Notes to the Consolidated financial statements for information concerning the number of shares used in computing net loss per share.

(3) Advances from DBC by DBC Online/News at October 28, 1997 were neither paid by the Predecessor business nor assumed by CBS.MarketWatch.com.

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

Overview

The year ended December 31, 2002 was a challenging year. Despite the continued economic downturn, we generated net income for the first time in the fourth quarter of 2002 and positive operating cash flow for the twelve months ended December 31, 2002. We were also able to decrease the cost of net revenues by 12% from the previous year to $16.3 million for fiscal 2002.

Organization

We are a leading provider of business news, financial programming and analytic tools, with services including news articles, feature columns and analytic tools, such as stock quotes and charting. These services are available free of charge. We sell advertising banners and sponsorships on our Web sites, earn advertising revenue from our television and radio programming, license our content and tools to electronic brokers, financial publishers and portals, and sell subscriptions to certain IDC products and the Hulbert Financial Digest.

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

We have several agreements with our principal stockholders, including the following:

  Upon conversion of CBS.MarketWatch.com into a corporation, CBS agreed to contribute $30.0 million in advertising through October 2002 which was delivered in full by June 30, 2000;

  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion of which $29.9 million was delivered by December 31, 2002 and the delivery of the remaining $56,000 has been extended through April 25, 2003;

  CBS licenses its trademark and certain news content for royalties approximating 8% of all of our net revenues other than revenue attributable to IDC and certain other revenue. The license agreement expires in October 2005; and

  IDC provided us with part of our Web site infrastructure and certain operational and administrative services at IDC's cost, as required by the Amended and Restated Services Agreement. IDC's service obligation expires on October 29, 2005. We ceased using these services in 2001. In addition, IDC paid us a monthly, per subscriber fee for delivery of our news to IDC subscribers, subject to a minimum payment of $100,000 per month. This obligation expired in October 2002.

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

In January 2001, Pearson plc, or Pearson, acquired Data Broadcasting Corporation's 34.1% stake in CBS.MarketWatch.com, Inc.

The interests of CBS and Pearson could conflict with the interests of our other stockholders and given their substantial stock ownership in the company, we may not be able to resolve any future conflict with either of them on terms favorable to us. CBS and Pearson may experience conflicts of interest in their business dealings with us with respect to decisions involving business opportunities and other similar matters. The occurrence of any of these actions could adversely affect our business.

Revenue

We generate revenue from three primary sources: the sale of advertisements and sponsorships on our Web sites; the license of our content and tools; and other revenues including television, radio, membership center and subscription products. We operate in one segment.

Our net revenues decreased by 3% from the previous year to $44.5 million for fiscal 2002. The decrease was primarily a result of a reduction in on-line advertising revenue due to a decrease in the number of advertisers on our web site and smaller advertising buys from some existing customers. However, the decrease in net revenues was partially offset by an increase in subscription, radio and television revenue. The acquisition of the Hulbert Financial Digest in April 2002 and its related revenue stream contributed to the increase in subscription revenue.

Our ability to generate significant revenue or profits in the future remains uncertain due to the weakened economy. We may not generate net income or remain cash flow positive for fiscal 2003 or any particular fiscal quarter. Further, in view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues.

We expect to derive a substantial portion of our revenues from advertising for the foreseeable future. Over the last two years, we and other Web publishers have experienced a significant softening in demand for advertising services due to decreased spending on Web advertising by companies and due to general uncertainty about the economy. We expect this reduced demand to continue for the foreseeable future. We derive a majority of our revenues from the sale of advertisements under short-term contracts. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty and some have done so in the past. Moreover, a substantial portion of our on-line advertising revenue comes from Internet commerce and financial services companies that have been adversely affected by the recent market downturn, which has resulted in less spending for on-line advertising. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected. Also, the market for Web advertising is intensely competitive and advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates, or we experience lower CPM's (cost per thousand page views) across our web sites for any reason, future revenues could be adversely affected.

Our licensing revenue depends on new customer contracts and customer contract renewals and could decrease if new business is not found or customers choose to renew for lesser amounts, terminate early, or forego renewal. A significant amount of our licensing revenue is earned from brokerages and financial services companies. In many cases, the amount of licensing revenue depends on the number of qualified account holders these customers have each month. If the number of qualified account holders were to decrease, our licensing revenue would decrease. A number of these brokerages and financial services companies have experienced a decrease in account holders as a result of recent market downturns. Also, the growth of our licensing revenue could be limited as there are a limited number of brokerages and financial services companies.

Liquidity

At December 31, 2002, cash and cash equivalents totaled $43.3 million. We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. However, we may need to raise funds sooner if we acquire any additional businesses, products or technologies. We are unable to predict whether and when any prospective acquisition will become available or the likelihood that any acquisition will be completed and successfully integrated. Further, we cannot assure you that additional financing will be available to us in any required time frame on commercially reasonable terms, if at all.

Furthermore, we believe that we will need to expand our operations in order to support our business. This expansion is likely to continue to place a significant strain on our resources. As we grow, we may need to implement new operational systems, procedures and controls. If we are unable to accomplish any of these, our growth could be constrained and our business could be adversely affected.

Results of Operations

                                          Years ended December 31,
                                 --------------------------------------
                                      2002        2001        2000
                                   ----------  ----------  ----------
                                  (in thousands, except per share data)
Net revenues:
  Online Advertising............. $   16,036  $   17,988  $   34,952
  Licensing......................     24,631      24,775      15,809
  Other..........................      3,857       3,093       3,146
                                   ----------  ----------  ----------
       Total net revenues........     44,524      45,856      53,907
Cost of net revenues.............     16,339      18,623      21,012
                                   ----------  ----------  ----------
       Gross profit..............     28,185      27,233      32,895
                                   ----------  ----------  ----------
Operating expenses:
  Product development............      6,954       8,308       8,725
  General and administrative.....     11,315      12,600      14,211
  Sales and marketing............     20,279      29,975      47,130
  Amortization of goodwill
    and intangibles..............          -      51,542      51,382
  Restructuring costs............          -       1,409           -
                                   ----------  ----------  ----------
       Total operating expenses..     38,548     103,834     121,448
                                   ----------  ----------  ----------
          Loss from operations...    (10,363)    (76,601)    (88,553)
   Interest income...............        710       1,554       2,285
   Loss in joint venture.........          -      (1,476)     (4,995)
       Net loss.................. $   (9,653) $  (76,523) $  (91,263)
                                   ==========  ==========  ==========
Basic and diluted net loss per
  share.......................... $    (0.57) $    (4.60) $    (5.83)
                                   ==========  ==========  ==========
Shares used in the calculation of
  basic and diluted net loss per
  share..........................     16,959      16,648      15,659
                                   ==========  ==========  ==========

                                          Years ended December 31,
                                 ------------------------------------
                                      2002        2001        2000
                                   ----------  ----------  ----------
                                     (as a percentage of net revenues)
Net revenues:
  Online Advertising.............         36%        39%        65%
  Licensing......................         55          54          29
  Other..........................          9           7           6
                                   ----------  ----------  ----------
       Total net revenues........        100         100         100
Cost of net revenues.............         37          41          39
                                   ----------  ----------  ----------
       Gross profit..............         63          59          61
                                   ----------  ----------  ----------
Operating expenses:
  Product development............         16          18          16
  General and administrative.....         25          28          26
  Sales and marketing............         46          65          88
  Amortization of goodwill
    and intangibles..............          -         112          95
  Restructuring costs............          -           3           -
                                   ----------  ----------  ----------
       Total operating expenses..         87         226         225
                                   ----------  ----------  ----------
          Loss from operations...        (23)       (167)       (164)
Interest income..................          2           3           4
Loss in joint venture............          -          (3)         (9)
                                   ----------  ----------  ----------
       Net loss..................        (22)%      (167)%      (169)%
                                   ==========  ==========  ==========

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, goodwill, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We generate our net revenues from three primary sources: the sale of advertising on our Web sites; the license of content; and other revenues including television, radio, membership center and subscription products.

Online advertising revenues, derived from the sale of advertisements and sponsorships on our Web sites, are recognized using the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight line basis over the term of the contract in the period the advertising is displayed, provided that no significant obligations remain on our part and collection of the resulting receivable is probable. Our obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of our Web sites. Additionally, certain sponsorship agreements provide links to third-party Web sites and generate either fixed transaction fees for monthly access or variable fees, which are dependent upon the number of transactions consummated at the third-party Web site by linked customers. Such amounts are recognized as revenue in the month earned.

Licensing revenues consist of revenue earned from the licensing of our content and tools. License revenues consist of fixed monthly amounts related to the license of charting technology and news content that are recognized ratably over the term of the licensing agreement or amounts based on the number of third-party Web site subscribers that use the service each month.

Other revenues consist of revenue from our television and radio shows, membership center revenues, and subscription revenues. We produce a weekend television program for distribution on CBS affiliates and daily radio broadcasts for distribution by Westwood One Radio Network. We share in the revenue earned through the sale by CBS sales forces and Westwood One of advertising space during their respective television and radio programming. Revenue for the television program is recognized as the shows are aired and revenue is earned. Revenue for the radio show is recognized monthly as advertisements are run and earned. Membership center revenues consist of fees for leads generated from promotions placed in the membership center section of the CBS.MarketWatch.com Web site and are recognized in the month the leads are generated. Membership center customers pay us a fixed fee for each customer that comes to our site and registers for their product from the CBS.MarketWatch.com Web site. Subscription revenue relates to customer subscriptions to the Hulbert Financial Digest, a publication devoted to tracking and analyzing investment newsletters, and IDC online services, MarketWatch RT and MarketWatch Live, which provide subscribers access to real-time exchange data and analytical products and are sold through our Web sites. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to prepayments of license and advertising contracts and subscription fees for which amounts have been collected but for which revenue has not been recognized.

Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions,"or APB 29, are recognized during the period in which the advertisements are displayed on our Web sites. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. For the years ended December 31, 2002, 2001 and 2000, we recognized $483,000, $1.5 million and $508,000, respectively, in barter revenue.

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

As discussed in Note 2 of the consolidated financial statements, we are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method. Significant judgement is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We have not recorded significant impairment charges for goodwill and intangible assets in the past. However, to the extent that events or circumstances cause our assumptions to change, we may be required to record a charge in the future that could be material.

In conjunction with preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred yearly losses since inception and therefore, have not been required to pay income taxes, we have established a valuation allowance for the entire amount of our deferred tax assets at December 31, 2002. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period that this is determined.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS 148 amends the Statement of Financial Accounting Standards Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Although the standard does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28 ("APB 28"), "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. These amended transition and annual disclosure requirements are effective for interim periods and fiscal years ending after December 15, 2002. The company expects to adopt SFA 148 in 2003, but has not determined what effect it will have on the Company's earnings and financial position.

Net Revenues

Net revenues are derived from the sale of advertising on our Web sites, licensing of our content, distribution of television and radio broadcasts, subscription sales of Hulbert Financial Digest and IDC products, fees from our membership center and the sale of news to IDC, CBS and other customers. Net revenues decreased by 3% to $44.5 million for the year ended December 31, 2002 from $45.9 million for the year ended December 31, 2001. The decrease is primarily a result of a reduction in online advertising revenue, which was partially offset by an increase in subscription, radio and television revenue. Online advertising revenue declined due to a decrease in the number of advertisers on our Web sites and smaller advertising buys from some existing customers. Spending by our customers on Web advertising has primarily decreased in response to generally uncertain economic conditions. The increase in subscription revenue was due to the acquisition of the Hulbert Financial Digest in April 2002 and its related revenue stream. Radio and television advertising revenue increased due to an improvement in rates charged for advertising sold.

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

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can and have ceased advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive and has experienced a significant softening in demand. Therefore, advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites for any reason, future revenues could be adversely affected.

License revenues depend on customer contract renewals and could decrease if customers choose to renew for lesser amounts, terminate early or forego renewal, or we do not obtain new customers. A significant amount of our license revenue is earned from brokerages and financial services companies, which have experienced hardship due to the recent economic downturns. The amount of license revenues depends, in part, on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenues could also be limited as there are a limited number of brokerages and financial services companies to license our content. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

Net revenues in future periods remain uncertain due to the weakened economy.

Cost of Net Revenues

Cost of net revenues primarily consists of news staff compensation, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties and licensing clients, fees paid for data, Web site infrastructure costs, costs of serving ads, exchange fees and communication lines and costs related to subscriptions, including printing and mailing costs. Cost of net revenues decreased by 12% to $16.3 million for the year ended December 31, 2002 from $18.6 million for the year ended December 31, 2001, and by 11% for the year ended December 31, 2001 from $21.0 million for the year ended December 31, 2000. As a percentage of net revenues, cost of net revenues were 37%, 41% and 39% for the years ended December 31, 2002, 2001 and 2000, respectively. Cost of net revenues decreased in 2002 from 2001 primarily due to the decrease in online advertising serving costs from the implementation of an in-house ad serving solution, and a decrease in bandwidth costs and in data source fees from the negotiation of new contracts. Cost of net revenues decreased in 2001 from 2000 primarily due to the decrease in news production personnel and CBS production costs and the royalties' payable due to CBS resulting from decreased revenues.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers, and expenses for contract programmers and developers. Product development expenses decreased by 16% to $7.0 million for the year ended December 31, 2002 from $8.3 million for the year ended December 31, 2001, and decreased by 5% for the year ended December 31, 2001 from $8.7 million for the year ended December 31, 2000. As a percentage of net revenues, product development expenses were 16%, 18% and 16% for the years ended December 31, 2002, 2001 and 2000, respectively. Product development expenses decreased in 2002 from 2001 primarily due to a reduction in headcount, data source fees and equipment costs. Product development expenses decreased in 2001 from 2000 primarily due to a reduction in headcount and data source fees.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, public company expenses, professional fees, corporate depreciation charges and charges for bad debt. General and administrative expenses decreased by 10% to $11.3 million for the year ended December 31, 2002 from $12.6 million for the year ended December 31, 2001, and decreased by 11% for the year ended December 31, 2001 from $14.2 million for the year ended December 31, 2000. As a percentage of net revenues, general and administrative costs were 25%, 28% and 26% for the years ended December 31, 2002, 2001 and 2000, respectively. General and administrative expenses decreased in 2002 from 2001 primarily due to a reduction in bad debt expense from improved aging of accounts receivable, decreased use of temporary help and a decrease in equipment expenses. General and administrative expenses decreased in 2001 from 2000 due primarily to a reduction in headcount, legal, travel and consulting expenses.

Sales and Marketing

Sales and marketing expenses primarily consist of non-cash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force and marketing personnel. Sales and marketing expenses decreased by 32% to $20.3 million for the year ended December 31, 2002 from $30.0 million for the year ended December 31, 2001, and decreased by 36% for the year ended December 31, 2001 from $47.1 million for the year ended December 31, 2000. As a percentage of net revenues, sales and marketing expenses were 46%, 65% and 88% for the years ended December 31, 2002, 2001 and 2000, respectively. Sales and marketing expenses decreased in 2002 from 2001 due to a decrease in CBS in-kind advertising, cash advertising spending, travel and related expenses and commissions due to lower sales. Sales and marketing expenses decreased in 2001 from 2000 due to similar factors.

We record an expense at the time the in-kind advertising and promotion is provided by CBS under our agreement with CBS based on the rate card value of the advertising. Non-cash advertising expense relating to services provided by CBS was $9.8 million, $11.6 million and $17.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Amortization of Intangibles

Of the $157.5 million purchase price for BigCharts, Inc., $152.5 million was allocated to goodwill, which was being amortized over 3 years, and $3.6 million was allocated to intangible assets, which was being amortized over periods ranging from 1.5 to 3.5 years. The adoption of FAS 142 on January 1, 2002 resulted in the cessation of amortization of our goodwill balance. From this date, we were required to periodically evaluate goodwill for impairment. Had amortization of our goodwill balance continued, we would have recorded a charge of $21.2 million in 2002.

2001 Restructuring Plan

In response to the continuing economic slowdown, we implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses. We recorded a restructuring charge of $1.4 million consisting primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; lease costs of $510,000 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Minnesota that were vacated due to the reductions in workforce; write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value totaling $530,000; and legal and consulting costs of $70,000 related to the restructuring. At December 31, 2002, we had $110,000 remaining in our restructuring accrual.

Interest Income

Interest income of $710,000 for the year ended December 31, 2002 decreased 56% from the prior year as a result of lower returns on investments. Interest income of $1.6 million for the year ended December 31, 2001 decreased 30% from the prior year due to continued depletion of cash in 2001 and lower returns on investments. Interest income of $2.3 million for the year ended December 31, 2000 resulted from income earned on the proceeds from our initial public offering in January 1999, as well as the additional cash contributions by CBS and DBC in May 2000.

Loss in Joint Venture

On October 2, 2001, we signed a non-binding memorandum of understanding, or MOU, to transfer our ownership in FTMarketwatch.com to the Financial Times Group, thereby eliminating the joint venture relationship. Prior to the signing of the MOU, we recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture through August 31, 2001. In November 2001, we signed the purchase and sale agreement finalizing the transfer of our ownership in the joint venture to the Financial Times Group. As part of the ownership transfer, we signed a transitional services agreement with the Financial Times Group under which we would migrate the technology developed for the joint venture Web site to the Financial Times Group for a fee. The agreement also assigned certain equipment to us that was owned by the joint venture. In addition, we signed a license agreement with the Financial Times Group under which we will provide content and tools for a monthly fee. Our portion of the loss related to the joint venture for the years ended December 31, 2001 and 2000 was $1.5 million and $5.0 million, respectively. Since we no longer had a commitment to fund the joint venture, we reversed previously recorded losses of $645,000 during the three months ended September 30, 2001.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising and license sales and the proceeds of our initial public offering. At December 31, 2002, cash and cash equivalents totaled $43.3 million compared to $37.6 million at December 31, 2001 and $45.4 million at December 31, 2000.

Cash provided by operating activities was $7.3 million for the year ended December 31, 2002. The cash provided in 2002 was primarily due to the net loss of $9.7 million, offset by non-cash charges of $4.8 million in depreciation and amortization of property and equipment and $9.8 million in advertising provided by CBS. Significant sources of cash from operations for the year ended December 31, 2002 included a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses. We recognized $483,000 in barter revenue and marketing expense for the year ended December 31, 2002.

Cash used in operating activities was $2.3 million for the year ended December 31, 2001. The cash used in 2001 was primarily due to the net loss of $76.5 million, offset by non-cash charges of $57.7 million in depreciation and amortization of property and equipment and goodwill and intangibles, $11.6 million in advertising provided by CBS, the loss in the joint venture of $1.5 million and bad debt expense of $1.0 million. Significant sources of cash from operations for the year ended December 31, 2001 include a decrease in accounts receivable and prepaid expenses and other assets, partially offset by a decrease in accounts payable and accrued expenses. We recognized $1.5 million in barter revenue and marketing expense for the year ended December 31, 2001.

Cash used in operating activities was $12.6 million for the year ended December 31, 2000. The cash used in 2000 was primarily due to a loss of $91.3 million, offset by non-cash charges of $17.4 million in advertising provided by CBS, $56.2 million in depreciation and amortization of property and equipment and goodwill and intangibles, and the loss in joint venture of $5.0 million. Significant uses of cash for operations for the year ended December 31, 2000 include costs associated with increased sales and marketing activities to establish and promote our products and services, an increase in headcount and related expenses and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses. We recognized $508,000 in barter revenue and marketing expense for the year ended December 31, 2000.

Cash used in investing activities was $2.1 million for the year ended December 31, 2002 and consisted primarily of capital expenditures and the purchase of the Hulbert Financial Digest. Capital expenditures have generally consisted of purchases of computer hardware and software and leasehold improvements related to leased facilities.

Cash used in investing activities was $5.9 million for the year ended December 31, 2001 and consisted primarily of additional investment in our joint venture and capital expenditures. Capital expenditures have generally consisted of purchases of computer hardware and software and leasehold improvements related to leased facilities.

Cash used in investing activities was $9.2 million for the year ended December 31, 2000 and consisted primarily of an investment in our joint venture and capital expenditures, partially offset by the sale of short-term investments.

Cash provided by financing activities was $456,000 and $517,000 for the years ended December 31, 2002 and 2001, respectively, and primarily reflects the proceeds from the employee stock purchase plan and stock option exercises throughout the respective years.

Cash provided by financing activities was $57.7 million for the year ended December 31, 2000 and primarily reflected the proceeds from the additional cash contribution from CBS and IDC. In May 2000, we issued 1,136,814 shares of our common stock to IDC for $43.0 million in cash and the same number of shares to CBS for $13.0 million in cash and $30.0 million in rate card advertising and promotion over two years ended May 2002.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist of the following as of December 31, 2002:

Operating lease obligations - We have various operating leases covering facilities in San Francisco, California, Minneapolis, Minnesota, New York, New York, Washington DC, Los Angeles, California, Chicago, Illinois, and Dallas, Texas. Commitments under noncancellable operating leases totaled $11.3 million through December 31, 2010.

Commercial commitments - We are committed to pay $1.5 million to AOL over the next two years. AOL has a unilateral right to cancel the agreement in November 2003. If AOL cancels the agreement in 2003, our commitment would be reduced to $842,000.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and short-term investments classified as "available for sale". In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2002, all of our investments mature in less than one year.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MarketWatch.com, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketWatch.com, Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP

San Francisco, California
January 27, 2003

MARKETWATCH.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                 December 31,
                                                           ----------------------
                                                              2002        2001
                                                           ----------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $   43,328  $   37,637
  Accounts receivable, net of allowances for bad
    debts of $450 and $752 at December 31, 2002
    and 2001, respectively...............................      5,364       8,263
  Prepaid expenses.......................................        696         756
                                                           ----------  ----------
          Total current assets...........................     49,388      46,656
Property and equipment, net..............................      6,680       9,533
Goodwill, net............................................     22,429      21,179
Other assets.............................................        148         145
                                                           ----------  ----------
          Total assets................................... $   78,645  $   77,513
                                                           ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $    3,198  $    4,004
  Accrued expenses.......................................      4,233       4,162
  Deferred revenue.......................................        917         296
                                                           ----------  ----------
          Total current liabilities......................      8,348       8,462
                                                           ----------  ----------
Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding........          -           -
  Common stock, $.01 par value; 30,000,000 shares authorized;
    17,060,711 shares and 16,741,530  shares issued and out-
    standing at December 31, 2002 and 2001, respectively.        171         168
  Additional paid-in capital.............................    320,993     319,940
  Contribution receivable................................        (56)     (9,899)
  Accumulated deficit....................................   (250,811)   (241,158)
                                                           ----------  ----------
          Total stockholders' equity ....................     70,297      69,051
                                                           ----------  ----------
          Total liabilities and stockholders' equity..... $   78,645  $   77,513
                                                           ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                        Years ended December 31,
                                   ----------------------------------
                                      2002        2001        2000
                                   ----------  ----------  ----------

Net revenues:
  Online Advertising............. $   16,036  $   17,988  $   34,952
  Licensing......................     24,631      24,775      15,809
  Other..........................      3,857       3,093       3,146
                                   ----------  ----------  ----------
       Total net revenues........     44,524      45,856      53,907
Cost of net revenues.............     16,339      18,623      21,012
                                   ----------  ----------  ----------
       Gross profit..............     28,185      27,233      32,895
                                   ----------  ----------  ----------
Operating expenses:
  Product development............      6,954       8,308       8,725
  General and administrative.....     11,315      12,600      14,211
  Sales and marketing............     20,279      29,975      47,130
  Amortization of goodwill
    and intangibles..............          -      51,542      51,382
  Restructuring costs............          -       1,409           -
                                   ----------  ----------  ----------
       Total operating expenses..     38,548     103,834     121,448
                                   ----------  ----------  ----------
          Loss from operations...    (10,363)    (76,601)    (88,553)
   Interest income...............        710       1,554       2,285
   Loss in joint venture.........          -      (1,476)     (4,995)
                                   ----------  ----------  ----------
       Net loss.................. $   (9,653) $  (76,523) $  (91,263)
                                   ==========  ==========  ==========
Basic and diluted net loss per
  share.......................... $    (0.57) $    (4.60) $    (5.83)
                                   ==========  ==========  ==========
Shares used in the calculation of
  basic and diluted net loss
  per share......................     16,959      16,648      15,659
                                   ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                    Common Stock      Additional  Deferred   Contribu-     Accumu-
                                --------------------   Paid-in     Compen-      tion        lated
                                  Shares     Amount    Capital     sation    Receivable    Deficit       Total
                                -----------  -------  ----------  ---------  ----------  ------------  ----------
Balances, December 31, 1999.... 13,926,677  $   139     231,746       (413)     (8,952)      (73,372) $  149,148

Issuance of common stock
  upon exercise of  options....    341,098        3       1,702                                            1,705
Amortization of deferred
  compensation.................                                         43                                    43
Compensation and other
  expenses related to
  option grants................                                        370                                   370
Issuance of shares to DBC....... 1,136,814       12      42,988                                           43,000
Issuance of shares to CBS.......   341,044        4      12,997                                           13,001
Capital contribution receivable
  from CBS.....................    795,770        8      29,992                (30,000)                        -
Advertising received from CBS..                                                 17,413                    17,413
Net loss.......................                                                              (91,263)    (91,263)
                                -----------  -------  ----------  ---------  ----------  ------------  ----------
Balances, December 31, 2000.... 16,541,403      166     319,425          -     (21,539)     (164,635)    133,417

Issuance of common stock
  upon exercise of  options....     60,962        1          79                                               80
Issuance of common stock
  through employee stock
  purchase plan................    139,165        1         436                                              437
Advertising received from CBS..                                                 11,640                    11,640
Net loss.......................                                                              (76,523)    (76,523)
                                -----------  -------  ----------  ---------  ----------  ------------  ----------
Balances, December 31, 2001.... 16,741,530      168     319,940          -      (9,899)     (241,158)     69,051

Issuance of common stock
  upon exercise of  options....     18,491        -          67                                               67
Issuance of common stock
  through employee stock
  purchase plan................    162,039        2         387                                              389
Issuance of common stock upon
  acquisition of Hulbert
  Financial Digest.............    138,651        1         599                                              600
Advertising received from CBS..                                                  9,843                     9,843
Net loss.......................                                                               (9,653)     (9,653)
                                -----------  -------  ----------  ---------  ----------  ------------  ----------
Balances, December 31, 2002.... 17,060,711  $   171  $  320,993  $       -  $      (56) $   (250,811) $   70,297
                                ===========  =======  ==========  =========  ==========  ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                   Years ended December 31,
                                               -------------------------------
                                                 2002       2001       2000
                                               ---------  ---------  ---------
Cash flows provided by (used in)operating
  activities:
  Net loss................................... $  (9,653) $ (76,523) $ (91,263)
  Adjustments to reconcile net loss to net
   cash provided by (used in)
   operating activities:
     Provision for bad debt..................         -      1,020      1,046
     Depreciation and amortization...........     4,753     57,713     56,196
     Loss in joint venture...................         -      1,476      4,995
     Noncash charges from stockholder........     9,843     11,640     17,413
     Changes in operating assets
      and liabilities:
       Accounts receivable...................     2,978      2,555     (4,811)
       Prepaid expenses and other
          assets.............................        73      2,160        684
       Accounts payable and
          accrued expenses...................      (746)    (2,469)     3,272
       Deferred revenue......................        74        108       (156)
                                               ---------  ---------  ---------
          Net cash provided by (used in)
           operating activities..............     7,322     (2,320)   (12,624)
                                               ---------  ---------  ---------

Cash flows used in investing activities:
  Sale of short-term investments.............         -          -      4,979
  Purchase of property and equipment.........    (1,856)    (4,440)    (9,210)
  Acquisition of business, net
     of cash acquired........................      (231)         -          -
  Investment in joint venture                         -     (1,476)    (4,995)
                                               ---------  ---------  ---------
          Net cash used in investing
           activities........................    (2,087)    (5,916)    (9,226)
                                               ---------  ---------  ---------

Cash flows provided by financing activities:
  Issuance of common stock...................       456        517     57,706
                                               ---------  ---------  ---------
    Net cash provided by financing activities       456        517     57,706
                                               ---------  ---------  ---------
Net change in cash...........................     5,691     (7,719)    35,856
Cash and cash equivalents,
  at beginning of period.....................    37,637     45,356      9,500
                                               ---------  ---------  ---------
Cash and cash equivalents, at end of period.. $  43,328  $  37,637  $  45,356
                                               =========  =========  =========

Supplemental non-cash financing activities:
  Common stock issued for acquisition of
  business................................... $     600          -          -

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Nature of Business

The Company

MarketWatch.com, Inc. (the "Company"), a leading multimedia source of financial news and information, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation ("DBC"), now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), with each member owning a 50% interest in the Company.

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

In addition, CBS and the Company entered into a license agreement dated October 29, 1997 (the "License Agreement") where CBS, in exchange for a royalty of 30% of net advertising revenue, as defined, granted to the Company the non-exclusive right and license to use certain CBS news content and registered trademarks, including the CBS "Eye" design, until October 29, 2005, subject to termination on the occurrence of certain events. Subsequently, the 30% royalty was decreased to 8% (see Note 3). In addition, the Company entered into a services agreement with DBC (the "Services Agreement") on October 29, 1997 under which DBC charged the Company for certain general services, the Company receives payment from DBC for supplying news and the Company receives a fee for licensing MarketWatch RT and MarketWatch Live.

On January 6, 2000, the Company entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, a British media company ("Pearson") to establish Financial Times Marketwatch.com (Europe) Limited, an Internet provider of real time business news, financial programming and analytical tools. Under the agreement, the Company licensed its trademark and technology to the joint venture, contributed certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times contributed trademarks for an ongoing royalty fee, provided 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for 500,000 shares in the joint venture. The Company recorded 50% of the loss incurred by FT MarketWatch.com based on our ownership percentage and accounted for the joint venture under the equity method.

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

On May 5, 2000, the Company issued 1,136,814 shares of the Company's common stock to DBC for $43.0 million in cash and the same number of shares to CBS for $13.0 million in cash and $30.0 million in rate card advertising and promotion, expiring May 5, 2002. The remaining $56,000 of rate card advertising and promotion from CBS has been extended through April 25, 2003.

In January 2001, an affiliate of Pearson acquired Data Broadcasting Corporation's 34.1 % stake in the Company.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Investments in entities in which the Company can exercise significant influence, but are less than majority-owned and are not otherwise controlled by the Company, are accounted for under the equity method.

The Company operates in one segment.

The consolidated financial statements include the accounts of MarketWatch.com and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

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

Licensing revenues consist of revenue earned from the licensing of MarketWatch content and tools. License revenues consist of fixed monthly amounts related to the license of financial tools and news content that are recognized ratably over the term of the licensing agreement or amounts based on the number of qualified account holders.

Other revenues consist of revenue from the Company's television and radio shows, membership center revenues, and subscription revenues. The Company produces a weekend television program for distribution on CBS affiliates and daily radio broadcasts for distribution by Westwood One Radio Network. The Company shares in the revenue earned through the sale by CBS sales forces and Westwood One of advertising space during its television and radio programming, respectively. Revenue for the television program is recognized as the shows are aired and revenue is earned. Revenue for the radio show is recognized monthly as advertisements are run and earned. Membership center revenues consist of fees for leads generated from promotions placed in the membership center section of the Company's Web site. Membership center customers pay MarketWatch a fixed fee for each customer that comes to their site and registers for their product from the Company's Web site. Revenue from the membership center is recognized in the month the leads are generated. Subscription revenue relates to customer subscriptions to the Hulbert Financial Digest, a publication devoted to tracking and analyzing investment newsletters, and the IDC online services, MarketWatch RT and MarketWatch Live, which provide subscribers access to real-time exchange data and analytical products and are sold through the Company's Web sites. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to prepayments of license and advertising contracts and subscription fees for which amounts have been collected but for which revenue has not been recognized.

Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Nonmonetary Transactions," are recognized during the period in which the advertisements are displayed on the Company's Web sites. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $483,000, $1.5 million and $508,000, respectively, in barter revenue.

The Company did not record barter revenue and the related expenses for advertising provided to AOL under an agreement in accordance with Emerging Issues Task Force 99-17, ("EITF 99-17") "Accounting for Advertising Barter Transactions". Under the provisions of EITF 99-17, revenue and expense should be recognized at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. Since these criteria were not met with respect to the Company's barter agreement with AOL, the Company did not recognize revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the remaining lease term. Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2002, 2001 and 2000 was $4.8 million, $5.1 million and $3.3 million, respectively.

Intangible Assets and Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and other Intangible Assets" and ceased amortization of the Company's goodwill balance. In lieu of amortization, the Company was required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142 and, thereafter, periodically evaluate goodwill for impairment. The Company will use a two-step process to evaluate impairment. The first step is to identify a potential impairment by comparing the fair value of the Company to the carrying value, including goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any. The Company has completed the impairment review under SFAS No. 142 and has determined that an adjustment for impairment will not be required.

Amortization of goodwill and intangibles for the years ended December 31, 2002, 2001 and 2000 was $0, $52.0 million and $52.4 million, respectively, of which $0, $416,000 and $1.0 million, respectively, was included in cost of sales.

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

Options to purchase 3,281,723, 1,828,026, and 3,033,537 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive.

Product Development Costs

Costs attributable to the development of new products are expensed as incurred. The Company develops software that enables users to access information on its Web sites and subscription services. Development costs incurred prior to technological feasibility are expensed as incurred. Costs eligible for capitalization have been immaterial for all periods presented.

Promotion and Advertising

Advertising costs are expensed as incurred. Promotion and advertising provided by CBS under the Contribution Agreement are recognized as an expense during the period in which the services are provided based on the rate card value of such services (See Notes 3 and 8). Advertising expense for the years ended December 31, 2002, 2001 and 2000 were $11.0 million, $15.1 million and $26.3 million, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Management deposits its cash with six financial institutions. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. As of December 31, 2002, 2001 and 2000, none of the Company's customers accounted for 10% or more of its gross accounts receivable. The fair value of accounts receivable approximates cost due to their short-term nature.

Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in consolidated financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During each of the three years in the period ended December 31, 2002, the Company has not had any significant transactions that are required to be reported in comprehensive income.

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

The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model.

                                                     Year ended December 31,
                                               ------------------------------------
                                                  2002        2001          2000
                                               ----------  ----------    ----------
Net loss:
  As reported................................ $   (9,653) $  (76,523)   $  (91,263)
  Stock-based employee compensation expense
    determined under fair value based method. $   (3,964)     (3,692)      (13,927)
                                               ==========  ==========    ==========
  Pro forma.................................. $  (13,617) $  (80,215)   $ (105,190)
                                               ==========  ==========    ==========
Net loss per share:
  As reported................................ $    (0.57) $    (4.60)   $    (5.83)
                                               ==========  ==========    ==========
  Pro forma.................................. $    (0.80) $    (4.82)   $    (6.72)
                                               ==========  ==========    ==========

The Company calculated the fair value compensation expense associated with its stock-based employee compensation plans using the Black-Scholes model. The following assumptions were used for valuing option grants for the years ended December 31, 2002, 2001 and 2000: no dividend yield, weighted-average expected option term of four years, risk-free interest rates of 3.4%, 4.2% and 4.2%, respectively, and volatility factors of 105%, 115% and 108%, respectively. The assumptions used related to calculating compensation expense associated with the Purchase Plan for the years ended December 31, 2002, 2001 and 2000 were: no dividend yield, weighted-average term of six months, risk-free interest rates of 1.8%, 2.6% and 6.2%, respectively, and volatility factors of 105%, 115% and 118%, respectively.

According to the Black-Scholes option-pricing model, the weighted-average estimated fair value of employee stock option grants during 2002, 2001 and 2000 was $2.93, $2.44, and $15.66 per option, respectively, and the weighted-average fair value of shares granted under the Purchase Plan for the years ended December 31, 2002, 2001 and 2000 was $2.40, $2.37 and $5.51, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS 148 amends the Statement of Financial Accounting Standards Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Although the standard does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28 ("APB 28"), "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. These amended transition and annual disclosure requirements are effective for interim periods and fiscal years ending after December 15, 2002. The Company will adopt this standard for its first quarter of fiscal year 2003.

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

In addition, the Company and CBS entered into an Amended and Restated License Agreement (the "Amended and Restated License"), which became effective immediately prior to the initial public offering. Under the Amended and Restated License, in return for the right to use the CBS name and logo as well as the CBS Television Network news content, the Company is obligated to pay a royalty to CBS of: (i) during 1999: (a) 8% of Gross Revenues (as defined below) in excess of $500,000 and up to and including $50.5 million and (b) 6% of Gross Revenues in excess of $50.5 million; and (ii) in subsequent years through the termination of the license agreement on October 29, 2005: (a) 8% of Gross Revenues up to and including $50.0 million and (b) 6% of Gross Revenues in excess of $50.0 million.

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

In January 1999, the Company and IDC entered into an Amended and Restated Services Agreement (the "Amended Services Agreement"), in which IDC would provide the Company with hosting services, software programming assistance, data feeds, communications lines, office space and related facilities, network operations and Web site management services, as well as certain administrative and engineering services if requested by the Company. The Amended Services Agreement provides for IDC to grant the Company certain nonexclusive licenses to its data and information feeds and provides for certain network Web site hosting performance standards. IDC also paid the Company a monthly per subscriber fee ranging from $2.50 to $5.00, subject to a monthly minimum of $100,000 through October 2002, for delivery of the Company's news to all IDC subscribers, as defined. The Company is also required to pay IDC 25% and 75% of subscription revenues for MarketWatch RT(TM) and MarketWatch Live(TM), respectively. The term of the Amended Services Agreement will expire on October 29, 2005.

In January 1999, the Company, CBS and Pearson entered into a Registration Rights Agreement ("Registration Agreement"). CBS and Pearson, and their affiliates and permitted transferees, were given certain registration rights for the securities of the Company held by them under the Registration Agreement.

In October 1999, CBS committed to provide advertising and promotions over a five-year period in return for its ownership position (see Note 1). The Company had recorded the $50.0 million commitment by CBS as a contribution receivable and reduced the receivable and recorded an expense based on the rate card amount of the advertising and promotion during the period provided. Under the terms of the Stockholders' Agreement, the Company recorded a $20.0 million reduction to the contribution receivable and additional paid-in capital upon completion of the initial public offering. Under the terms of the stock purchase agreement that was entered into with CBS in March 2000, CBS agreed to provide an additional $30.0 million in advertising during the period from March 1, 2000 through April 25, 2003. As of December 31, 2002, CBS had delivered $29.9 million rate card amount of promotion and advertising under this commitment.

Note 4 - Balance Sheet Components

Allowance for bad debts was as follows (in thousands):
                                                             Years ended
                                                             December 31,
                                               -----------------------------------
                                                  2002         2001        2000
                                               -----------  -----------  ---------
Balance at beginning of period............... $       752  $       628  $     280
Charged to expenses..........................           -        1,020      1,046
Write-offs, net of recoveries................        (302)        (896)      (698)
                                               -----------  -----------  ---------
Balance at end of period..................... $       450  $       752  $     628
                                               ===========  ===========  =========

Prepaid expenses were as follows (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2002         2001
                                               -----------  -----------
Prepaid marketing............................ $       239  $       552
Other........................................         457          204
                                               -----------  -----------
                                              $       696  $       756
                                               ===========  ===========

Property and equipment, net, consisted of the following (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2002         2001
                                               -----------  -----------
Computers and equipment...................... $    12,288  $    11,767
Leasehold improvements.......................       5,931        5,712
Furniture and fixtures.......................       2,126        2,126
                                               -----------  -----------
                                                   20,345       19,605
Less accumulated depreciation and
  amortization...............................     (13,665)     (10,072)
                                               -----------  -----------
       Total property and equipment, net..... $     6,680  $     9,533
                                               ===========  ===========

Accrued expenses were as follows (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2002         2001
                                               -----------  -----------
Accrued television production................ $       661  $       715
Accrued royalty..............................         807          812
Accrued compensation.........................       1,432        1,258
Restructuring accrual........................         110          345
Deferred rent................................         745          530
Accrued other................................         478          502
                                               -----------  -----------
                                              $     4,233  $     4,162
                                               ===========  ===========

Note 5 - Income Taxes

 The components of the net deferred tax assets and liabilities were as presented below (in thousands):
                                                             Years ended
                                                             December 31,
                                               -----------------------------------
                                                  2002         2001        2000
                                               -----------  -----------  ---------
Deferred tax assets:
  Net operating loss carryforwards........... $    40,107  $    37,446  $  29,695
  Property and equipment.....................       3,595        3,377      1,281
  Accruals and reserves......................       1,062          704        443
                                               -----------  -----------  ---------
Total deferred tax assets....................      44,764       41,527     31,419

Deferred tax liabilities:
  Intangible assets..........................           -         (115)      (449)
                                               -----------  -----------  ---------
Net deferred tax asset.......................      44,764       41,412     30,970
  Less valuation allowance...................     (44,764)     (41,412)   (30,970)
                                               -----------  -----------  ---------
Deferred tax asset........................... $         -  $         -  $       -
                                               ===========  ===========  =========

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax asset. The valuation allowance for the years ended December 31, 2002, 2001 and 2000 increased by $3.4 million, $10.4 million, and $15.7 million, respectively.

At December 31, 2002, the Company had federal and state net operating loss carry-forwards of approximately $105.1 million and $75.0 million, respectively, available to offset future regular taxable income. The Company's net operating loss carryforwards expire on various dates after the year 2004 if not utilized. The availability of net operating losses to offset future taxable income may be limited as a result of ownership changes in 1999. The amount of such limitations, if any, has not been determined.

Deferred tax assets and related valuation allowances of approximately $23.0 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

The difference between the income tax benefit at the statutory rate of 34% and the Company's effective tax rate was due primarily to the valuation allowance established to offset the deferred tax asset. The provision for income tax was different than the amount computed using the applicable statutory federal income tax rate with the difference for the years summarized below:

                                                             Years ended
                                                             December 31,
                                               ------------------------ ----------
                                                  2002         2001        2000
                                               -----------  -----------  ---------
Provision computed at federal statutory rate.         (34)%        (34)%      (34)
State taxes, net of federal benefit..........          (4)          (5)        (5)
Amortization of goodwill.....................           -           26         23
Other permanent differences..................           3           (1)        (1)
Tax losses not benefited...................            35           14         17
                                               -----------  -----------  ---------
Provision for income taxes...................           - %          - %        -
                                               ===========  ===========  =========

Note 6 - Commitments and Contingencies

Leases

The Company subleased office space from CBS for its corporate headquarters in San Francisco, California through 2008, and its operations in New York City through 2010. In addition, the Company leases space in Minneapolis, Washington D.C., Chicago, Los Angeles, Boston and Dallas. Rent expense under the leased properties was $1.7 million, $1.6 million and $744,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future annual minimum lease payments under the leases are as follows (in thousands):

Year ending December 31,
   2003..................................................      1,843
   2004..................................................      1,775
   2005..................................................      1,901
   2006..................................................      1,977
   2007..................................................      2,043
   Thereafter............................................      1,712
                                                           ----------
                                                          $   11,251
                                                           ==========

Commitments

The Company has entered into employment agreements with eight of its officers. These agreements expire through December 2004. Such agreements provide for annual salary levels ranging from $120,000 to $315,000, as well as annual bonuses of up to 100% of the base salary.

As of December 31, 2002, the Company is committed to paying $1.5 million to AOL over the next two years in fulfillment of an agreement. AOL has the unilateral right to cancel the agreement in November 2003. If AOL cancels the agreement in 2003, the Company's commitment would be reduced to $842,000. Under the agreement, the Company created a co-branded site that enables AOL members to access CBS.MarketWatch.com content and investment management tools through the AOL portal. The Company and AOL have also agreed to collaborate in sales and marketing efforts.

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

Note 7 - Employee Benefit Plans

401K

The Company has a 401(k) deferred savings plan covering substantially all employees. Employee contributions were matched 25% by the Company, up to a maximum of $2,500 per employee per year in 2002 and 33% up to a maximum of $2,500 per year for 2001 and 2000. Matching contributions by the Company in the years ended December 31, 2002, 2001 and 2000 were approximately $192,000, $348,000 and $327,000, respectively.

Employee Stock Purchase Plan

Effective August 15, 2000, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 500,000 shares of the Company's common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every February 14th and August 14th. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each six-month offering period or the specified purchase date. In addition, on each January 1, the aggregate number of shares of the Company's common stock reserved for issuance under the Plan shall be increased automatically by a number of shares purchased under the Plan in the preceding calendar year, provided that the Board may in its sole discretion reduce the amount of the increase in any particular year. During the years ended December 31, 2002 and 2001, 162,039 and 139,165 shares, respectively, were purchased under the Purchase Plan. At December 31, 2002, 337,961 shares were available under the Purchase Plan for future issuance.

Stock Option Plans

In 1998, the Board of Directors adopted the 1998 Equity Incentive Plan (the "1998 Plan") and the 1998 Directors' Stock Option Plan (the "1998 Directors' Plan") and all outstanding employee options became part of the 1998 Plan. The 1998 Plan and 1998 Directors' Plan became effective upon the completion of the Company's initial public offering. Stockholders have approved both plans. In each of the calendar years 2000 and 2002, the Board of Directors reserved and stockholders subsequently approved an additional 1,500,000 shares for issuance under the 1998 Plan. In 2002, the Board of Directors reserved and the stockholders subsequently approved an additional 50,000 shares for issuance under the 1998 Directors plan. To date, the Company has reserved an aggregate of 4.65 million shares for issuance under both plans.

The 1998 Plan allows for the issuance of incentive stock options and non-qualified stock options. The 1998 Directors Plan allows for the issuance of non-qualified stock options. The stated exercise price of all options granted are not less than 100% of the fair market value on the date of grant. Options are generally granted for a term of ten years and vest one-third after each year of service over a three-year period.

Pursuant to the consummation of the acquisition of BigCharts during 1999, the Company assumed the BigCharts, Inc. 1995 Stock Plan (the "BigCharts Plan"). Options issued under the BigCharts Plan become exercisable over varying periods as provided in the individual plan agreements. BigCharts had issued 585,824 shares under the BigCharts Plan.

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

The following summarizes the activity in the Company's stock option plans:

                                                          Weighted
                                                           Average
                                              Options     Exercise
                                             Outstanding    Price
                                             ----------  -----------
Options outstanding, December 31, 1999.....  1,892,826  $     21.11

Options granted at fair value..............  1,666,838  $     20.80
Options cancelled..........................   (335,029) $     35.68
Options exercised..........................   (341,098) $      5.02
                                             ----------
Options outstanding, December 31, 2000.....  2,883,537  $     21.31

Options granted at fair value..............    572,010  $      3.17
Options cancelled.......................... (1,566,559) $     31.51
Options exercised..........................    (60,962) $      1.32
                                             ----------
Options outstanding, December 31, 2001.....  1,828,026  $      8.15

Options granted at fair value..............  1,617,318  $      4.04
Options cancelled..........................   (145,130) $      7.73
Options exercised..........................    (18,491) $      3.65
                                             ----------
Options outstanding, December 31, 2002.....  3,281,723  $      6.17
                                             ==========

At December 31, 2002, 2001 and 2000, 1,203,569, 1,125,757 and 258,913 options were available for future grant, respectively, and 1,429,107, 813,651 and 806,432 options were exercisable, respectively. The weighted average exercise price and weighted average remaining contractual life of the vested options were $8.66 and 8.16 years, respectively, at December 31, 2002; $9.80 and 8.08 years, respectively, at December 31, 2001; and $13.18 and 8.62 years, respectively, at December 31, 2000.

For the year ended December 31, 2000, the Company expensed $43,000 of deferred compensation representing the difference between the deemed fair value by the Company's Board of Directors of the common stock on the date of grant and the option exercise price on the date of grant. Deferred compensation was amortized over the three-year vesting period of the options. There were no amounts expensed related to deferred compensation for the years ended December 31, 2002 and 2001.

The following table summarizes information about options at December 31, 2002:

                                                                                              Options
                                                       Options Outstanding                  Exercisable
                                             -----------------------------------------------------------
                                                          Weighted
                                                           Average    Weighted                 Weighted
                                               Number     Remaining    Average                  Average
                                                Out-     Contractual  Exercise     Number      Exercise
              Exercise Price                  standing      Life        Price    Exercisable     Price
-------------------------------------------  ----------  -----------  ---------  ----------    ---------
$1.32 - $1.32..............................     10,892         4.62  $    1.32      10,892    $    1.32
$1.74 - $3.91..............................  1,180,780         8.99  $    3.51     206,388    $    3.06
$3.95 - $6.00. ............................  1,735,152         7.94  $    4.15     894,495    $    4.14
$7.50 - $11.00.............................    102,965         5.34  $    8.42     101,070    $    8.37
$11.38 - $17.00............................     34,934         6.98  $   14.29      27,932    $   14.66
$18.81 - $26.00............................     75,840         7.38  $   24.13      50,557    $   24.13
$28.81 - $42.00............................    120,160         6.99  $   37.57     116,773    $   37.58
$49.19 - $74.00............................     21,000         6.65  $   55.64      21,000    $   55.64
                                             ----------              $           ----------   $
$1.32 - $74.00.............................  3,281,723         8.16  $    6.17   1,429,107    $    8.66
                                             ==========                          ==========

The Company recorded amortization expense of $370,000 for the year ended December 31, 2000 in connection with stock options issued for services. The Company estimated the fair value of options issued for services using the Black- Scholes option pricing model using the following assumptions: no dividend yield, weighted average contracted option term of 10 years, risk free interest rate of 4.94%, and an expected volatility factor of 97%. There were no amortization expenses related to the issuance of stock options for services for the years ended December 31, 2002 or 2001.

Note 8 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $2.8 million, $2.8 million, and $3.8 million for the years ended December 31, 2002, 2001 and 2000, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $9.8 million, $11.6 million, and $17.4 million at rate card value for the years ended December 31, 2002, 2001 and 2000, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $1.1 million, $1.1 million, and $559,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Licensing revenues from IDC were $1.0 million, $1.4 million, and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Licensing revenues from FT.com and Financial Times, subsidiaries of Pearson, were $1.8 million, $1.3 million and $374,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company recognized costs to IDC of $641,000, $934,000 and $452,000, for the years ended December 31, 2002, 2001 and 2000, respectively, for data feeds. In addition, the Company recognized revenue of $2.2 million, $2.6 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $1.6 million, $1.5 million, and $969,000 for the years ended December 31, 2002, 2001 and 2000, respectively, for production of the television and radio programming.

IDC purchased $33,000, $123,000, and $298,000 for the years ended December 31, 2002, 2001 and 2000, respectively, of advertising under an insertion order. In 2000 IDC provided certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds totaling $735,000.

At December 31, 2002 and 2001, $532,000 and $1.0 million, respectively, were included in accounts receivable for radio and television revenue due from CBS; $135,000 and $338,000, respectively, were included in accounts receivable for license revenue due from IDC; and $0 and $406,000, respectively, were included in total accounts receivable for license revenue due from FT.com and Financial Times Information, Ltd. At December 30, 2002 and 2001, the Company had a liability of $807,000 and $812,000, respectively, owed to CBS for royalty fees and a liability of $70,000 and $218,000, respectively, due to IDC for data feeds.

Direct charges for subscription revenues for certain IDC data feeds were $58,000 and $136,000 for the years ended December 31, 2002 and 2001, respectively. Under the terms of the Amended and Restated Services Agreement, IDC agreed to provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $106,000 for the year ended December 31, 2001.

An executive of the Company was also a member of the Board of Directors of two customers. For the year ended December 31, 2000, an aggregate of $175,000 of advertising revenues were attributable to these customers.

Note 9 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of December 31, 2002, the Company had paid out $300,000 related to severance and employee costs, $412,000 related to obligations under non-cancelable lease obligations, and $57,000 related to legal and consulting costs. At December 31, 2002, $110,000 remains to be paid out for lease costs and other expenses. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Note 10 - Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The carrying amount of goodwill at December 31, 2002 totaled $22.4 million. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (in thousands, except per share amounts):

                                                     Years ended December 31,
                                               ------------------------------------
                                                  2002        2001          2000
                                               ----------  ----------    ----------
Reported net loss ........................... $   (9,653) $  (76,523)   $  (91,263)
Add back: Goodwill amortization..............          -      50,830        50,830
Add back:  Intangible amortization...........          -       1,130         1,555
                                               ----------  ----------    ----------
  Adjusted net loss.......................... $   (9,653) $  (24,563)   $  (38,878)

Basic and diluted net loss per share:

Reported net loss per share.................. $    (0.57) $    (4.60)   $    (5.83)
Goodwill amortization........................          -        3.05          3.25
Intangible amortization......................          -        0.07          0.10
                                               ----------  ----------    ----------

  Adjusted net loss per share................ $    (0.57) $    (1.48)   $    (2.48)
                                               ==========  ==========    ==========

Note 11 - Comparative Quarterly Financial Data (unaudited)

 (in thousands except per share data)

                                                      Quarter Ended
                                      ---------------------------------------------
                                      March 31    June 30   September 30  December 31
2002                                  ---------  ---------  ------------  -----------
-----
Net revenues.........................  $  9,816   $ 12,012   $ 10,982    $  11,714
Gross profit.........................  $  5,942   $  7,798   $  6,676    $   7,769
Net income (loss)....................  $ (5,651)  $ (4,132)  $   (724)   $     854
Net income (loss) per share, basic...  $  (0.34)  $  (0.24)  $  (0.04)   $    0.05
Net income (loss) per share, diluted.     (0.34)     (0.24)     (0.04)        0.05
Shares used in per share
   calculation, basic................    16,792     16,954     17,028       17,060
Shares used in per share
   calculation, diluted..............    16,792     16,954     17,028       17,488

                                                      Quarter Ended
                                      ---------------------------------------------
                                      March 31    June 30   September 30  December 31
2001                                  ---------  ---------  ------------  -----------
-----
Net revenues.........................  $ 11,813   $ 11,868   $ 10,528    $  11,647
Gross profit.........................  $  7,003   $  7,094   $  6,001    $   7,135
Net loss.............................  $(19,919)  $(19,711)  $(16,045)   $ (20,848)
Net Loss per share basic and diluted.  $  (1.20)  $  (1.19)  $  (0.96)   $   (1.25)
Shares used in per share
   calculation, basic and diluted....    16,573     16,607     16,678       16,733

Item 9. Changes In and Disagreement with Accountants In Accounting and Financial Disclosure

Not applicable.

PART III

Certain information required by Part III is omitted from this report and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in May 2003. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 10. Directors and Executive Officers of the Registrant

Information relating to our executive officers is present under Item 4A of this report. Information relating to our directors will be set forth under the caption "Proposal No. 1 -- Election of Directors" in our definitive proxy statement. Such information is incorporated herein by reference.

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

Item 14. Controls and Procedures

(a) Within 90 days prior to our filing of this annual report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this annual report.

(b) There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8- K

  Documents to be filed as part of this Annual Report on Form 10-K ..

1. Consolidated financial statements (see index to Item 8).

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
  Reports on Form 8-K.

None.

(c) Exhibits. See Item 15(a)(3) above.

(d) Consolidated financial statements. See Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

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
/s/ LARRY S. KRAMER         Chief Executive Officer and Chairman March 31, 2003
--------------------------- (Principal Executive Officer)
Larry S. Kramer

/s/ JOAN P. PLATT           Chief Financial Officer and          March 31, 2003
--------------------------- Secretary (Principal Financial
Joan P. Platt               and Accounting Officer)

/s/ PETER GLUSKER           Director                             March 31, 2003
---------------------------
 Peter Glusker

/s/ CHRISTIE HEFNER         Director                             March 31, 2003
---------------------------
Christie Hefner

/s/ ANDREW HEYWARD          Director                             March 31, 2003
---------------------------
Andrew Heyward

/s/  PHILIP HOFFMAN         Director                             March 31, 2003
---------------------------
Philip Hoffman

/s/ ROBERT LESSIN           Director                             March 31, 2003
---------------------------
Robert Lessin

/s/ JOHN MAKINSON           Director                             March 31, 2003
---------------------------
John Makinson

/s/ JOHN MARCOM             Director                             March 31, 2003
---------------------------
John Marcom

/s/ RUSSELL I. PILLAR       Director                             March 31, 2003
---------------------------
Russell I. Pillar

/s/ JEFFREY RAYPORT         Director                             March 31, 2003
---------------------------
Jeffrey Rayport

CERTIFICATION

I, Larry S. Kramer, certify that:

1. I have reviewed this annual report on Form 10-K of MarketWatch.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/S/ LAWRENCE S. KRAMER

Larry S. Kramer

Chief Executive Officer & Chairman

CERTIFICATION

I, Joan P. Platt, certify that:

1. I have reviewed this annual report on Form 10-K of MarketWatch.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/S/ JOAN P. PLATT

Joan P. Platt

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.01 (1)	Merger Agreement dated January 13, 1999, between MarketWatch.Com, LLC (the "LLC") and the Registrant.
2.02 (2)	Agreement and Plan of Reorganization dated April 28, 1999, between the Registrant and BigCharts, Inc.
3.01 (1)	Registrant's Amended and Restated Certificate of Incorporation.
3.03 (3)	Registrant's Bylaws.
4.01 (3)	Form of Specimen Stock Certificate for Registrant's Common Stock.
4.02 (1)	Registration Rights Agreement dated January 13, 1999, among the Registrant, CBS Broadcasting Inc. (formerly known as CBS Inc.) ("CBS") and Data Broadcasting Corporation ("DBC").
4.03 (1)	Stockholders' Agreement dated January 13, 1999, among the Registrant, the LLC, CBS and DBC.
10.01 (4)	Form of Indemnity Agreement between the Registrant and each of its directors.
10.02	[Reserved]
10.03	[Reserved]
10.04	[Reserved]
10.05	[Reserved]
10.06 (3)	Lease dated as of August 27, 1998, between the Registrant and CBS Corporation.
10.07 (1)	Amended and Restated License Agreement dated January 13, 1999, between the Registrant and CBS.
10.08 (1)	Amended and Restated Services Agreement dated January 13, 1999, between the Registrant and DBC.
10.09 (1)	Revolving Credit Agreement dated January 13, 1999, between the Registrant and DBC, together with Revolving Promissory Note dated January 13, 1999, made by the Registrant in favor of DBC.
10.10* (3)	Form of Non-Plan Option.
10.11* (3)	Registrant's 1998 Directors Stock Option Plan.
10.12* (3)	Registrant's 1998 Equity Incentive Plan.
10.14	[Reserved]
10.15	[Reserved]
10.17 (5)	Joint Venture Agreement dated January 6, 2000, between the Registrant and Financial Times Group Limited.
10.18	[Reserved]
10.19 (6)	Stock Purchase Agreement, dated March 28, 2000, among the Registrant, CBS and DBC.
10.20 (7)	Joint Venture Agreement dated June 19, 2000, among the Registrant, Financial Times Group Limited, Pearson Internet Holdings BV and Pearson Overseas Holdings Limited.
10.21* (8)	Employment Agreement dated as of October 2, 2000, between the Registrant and William Bishop.
10.22* (8)	Employee Stock Purchase Plan.
10.23* (11)	Employment Agreement dated April 28, 1999, between the Registrant and Scott Kinney.
10.24 (9)	Memorandum of understanding by and between the Registrant, Pearson International Finance Ltd. and FTMarketWatch (Europe) Ltd., dated September 28, 2001.
10.25 (11)	Joint venture sale and purchase agreement dated November 16, 2001 between Registrant and Pearson Internet Holdings BV.
10.26* (12)	Employment Agreement dated December 1, 2001 between the Registrant and Kathy Yates.
10.27* (12)	Employment Agreement dated January 1, 2002 between the Registrant and Scot McLernon.
10.28* (12)	Employment Agreement dated January 1, 2002 between the Registrant and Dave Callaway.
10.29* (12)	Employment Agreement dated February 11, 2002 between the Registrant and Jamie Thingelstad.
10.30*	Amended and Restated Employment Agreement dated as of March 10, 2003, between the Registrant and Joan Platt.
10.31* (12)	Amended and Restated Employment Agreement dated as of July 1, 2002, between the Registrant and Lawrence Kramer.
21.01 (10)	Subsidiary of Registrant.
23.01	Consent of PricewaterhouseCoopers LLP.

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

(11) Incorporated by reference to exhibit of the same number, filed with the Registrant's Annual Report on Form 10-K (File No. 000-25113) filed with the Securities and Exchange Commission on April 1, 2002.

(12) Incorporated by reference to exhibit of the same number, filed with the Registrant's Quarterly Report on Form 10Q (File No. 000-25113) filed with the Securities and Exchange Commission on November 14, 2002.