Form 10-Q
period 2003-03-31
MARKETWATCH COM INC
filed 2003-05-15
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES [X]    NO [  ]

The number of shares of the Registrants' Common Stock outstanding as of May 1, 2003 was 17,250,287.

MarketWatch.com, Inc.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2003
Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

MarketWatch.com, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

                                                        March 31,    December 31,
                                                           2003          2002
                                                       ------------  ------------
                          Assets                        (unaudited)
Current assets:
  Cash and cash equivalents ..........................$     43,760  $     43,328
  Accounts receivable, net ...........................       6,040         5,364
  Prepaid expenses ...................................       1,312           696
                                                       ------------  ------------
          Total current assets .......................      51,112        49,388

Property and equipment, net ..........................       5,694         6,680
Goodwill, net ........................................      22,429        22,429
Other assets .........................................         148           148
                                                       ------------  ------------
          Total assets ...............................$     79,383  $     78,645
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................$      2,333  $      3,198
  Accrued expenses ...................................       4,960         4,233
  Deferred revenue ...................................       1,139           917
                                                       ------------  ------------
          Total current liabilities ..................       8,432         8,348
                                                       ------------  ------------

Stockholders' equity
  Preferred stock .....................................          --            --
  Common stock .......................................         177           171
  Additional paid-in capital .........................     321,561       320,993
  Contribution receivable ............................         (11)          (56)
  Accumulated deficit ................................    (250,776)     (250,811)
                                                       ------------  ------------
          Total stockholders' equity .................      70,951        70,297
                                                       ------------  ------------
          Total liabilities and stockholders'
             equity ..................................$     79,383  $     78,645
                                                       ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

MarketWatch.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                       Three Months Ended
                                            March 31,
                                     ----------------------
                                        2003        2002
                                     ----------  ----------
Net revenues:
  Advertising...................... $    5,175  $    3,526
  Licensing........................      5,620       6,246
  Subscription.....................        323          44
                                     ----------  ----------
       Total net revenues..........     11,118       9,816
Cost of revenues...................      4,024       3,874
       Gross profit................  ----------  ----------
                                         7,094       5,942
                                     ----------  ----------
Operating expenses:
  Product development..............      1,842       1,431
  General and administrative.......      2,929       2,825
  Sales and marketing..............      2,419       7,519
                                     ----------  ----------
       Total operating expenses....      7,190      11,775
                                     ----------  ----------
Loss from operations...............        (96)     (5,833)
Interest income....................        134         182
Income tax.........................         (3)          --
                                     ----------  ----------
Net income (loss).................. $       35  $   (5,651)
                                     ==========  ==========
Basic net income(loss) per share... $     0.00  $    (0.34)
                                     ==========  ==========
Diluted net income(loss) per share. $     0.00  $    (0.34)
                                     ==========  ==========
Shares used in the calculation of
  basic net income (loss) per
  share............................     17,157      16,792
                                     ----------  ----------
Shares used in the calculation of
  diluted net income (loss) per
  share............................     18,047      16,792
                                     ----------  ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

MarketWatch.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                          Three Months Ended
                                                              March 31,
                                                      ----------- ------------
                                                         2003         2002
                                                      -----------  -----------
Cash flows provided by (used in) operating activities:
  Net income (loss)................................. $        35  $    (5,651)
  Adjustments to reconcile net income (loss) to net
     cash provided by(used in) operating activities:
     Depreciation and amortization..................       1,060        1,205
     Noncash charges from stockholder...............          45        4,850
     Changes in operating assets and liabilities:           (676)         919
       Accounts receivable, net.....................        (616)        (659)
       Prepaid expenses and other assets............           3         (948)
       Accounts payable and accrued expenses........         222          (38)
       Deferred revenue.............................  -----------  -----------

        Net cash provided by (used in) operating
          activities................................          73         (322)
                                                      -----------  -----------

Cash flows used in investing activities:
  Purchase of property and equipment................        (215)        (152)
                                                      -----------  -----------
        Net cash used in investing activities.......        (215)        (152)
                                                      -----------  -----------
Cash flows provided by financing activities:
  Issuance of common stock..........................         574          195
                                                      -----------  -----------
        Net cash provided by financing activities...         574          195
                                                      -----------  -----------

Net change in cash..................................         432         (279)
Cash and cash equivalents at the beginning
  of the period.....................................      43,328       37,637
                                                      -----------  -----------
Cash and cash equivalents at the end of the period.. $    43,760  $    37,358
                                                      ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis of Presentation

The interim financial data as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited; however, in the opinion of MarketWatch.com, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

During the first quarter ended March 31, 2003 the Company re-classified certain broadcast and membership center revenues, previously disclosed as "Other," into advertising revenues. Prior periods have been adjusted to be comparable with the current presentation.

The Company

The Company is a leading multimedia source for financial news and information. It was formed on October 29, 1997 as a Delaware limited liability company, and was jointly owned by Data Broadcasting Corporation, now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), with each owning a 50% interest in the Company. In January 1999, the Company reorganized as a corporation and completed an initial public offering of 3,162,500 shares of common stock. After the initial public offering, CBS and IDC each owned 34.1% of the Company. In February 2000, IDC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson plc. ("Pearson"). In January 2001, an affiliate of Pearson plc acquired IDC's 34.1% stake in the Company.

Note 2 - Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the Statement of Financial Accounting Standards Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Although the standard does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28 (APB 28), "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. These amended transition and annual disclosure requirements are effective for interim periods and fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of this standard for its first quarter of fiscal year 2003.

The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black- Scholes option-pricing model.

                                       Three Months Ended
                                            March 31,
                                     ----------------------
                                        2003        2002
                                     ----------  ----------
                                         (in thousands,
                                      except per share data)
Net income (loss):
As reported........................ $       35  $   (5,651)
Stock-based employee compensation
  expense determined under fair
  value based method...............       (715)     (1,185)
                                     ==========  ==========
  Pro forma net income (loss)...... $     (680) $   (6,836)
                                     ==========  ==========
Net income (loss) per share:
  As reported, basic............... $     0.00  $    (0.34)
                                     ==========  ==========
  As reported, diluted............. $     0.00  $    (0.34)
                                     ==========  ==========
  Pro forma, basic................. $    (0.04) $    (0.41)
                                     ==========  ==========
  Pro forma, diluted............... $    (0.04) $    (0.41)
                                     ==========  ==========

The Company calculated the fair value compensation expense associated with its stock-based employee compensation plans using the Black-Scholes model. The following assumptions were used for valuing option grants for the three months ended March 31, 2003 and 2002: no dividend yield, weighted-average expected option term of four years, risk-free interest rates of 2.6% and 4.4%, respectively, and volatility factors of 105% and 105%, respectively. The assumptions used related to calculating compensation expense associated with the employee stock purchase plan for the three months ended March 31, 2003 and 2002 were: no dividend yield, weighted-average term of six months, risk-free interest rates of 1.4% and 1.7%, respectively, and volatility factors of 107% and 105%, respectively.

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

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future periods.

Note 3 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Options to purchase 3,261,054 shares of common stock were outstanding at March 31, 2003. Common equivalent shares of 890,278 were included in the computation of diluted net income per share for the three months ended March 31, 2003 and were related to shares issuable upon the exercise of stock options. Options to purchase 2,535,102 shares of common stock were outstanding at March 31, 2002, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $433,000 and $412,000 for the three months ended March 31, 2003 and 2002, respectively, related to licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $45,000 and $4.9 million at rate card value for the three months ended March 31, 2003 and 2002, respectively, for in- kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $309,000 and $273,000 for the three months ended March 31, 2003 and 2002, respectively.

Licensing revenues from IDC were $0 and $300,000 for the three months ended March 31, 2003 and 2002, respectively. License revenues from the FT.com and Financial Times, subsidiaries of Pearson, were $427,000 and $464,000 for the three months ended March 31, 2003 and 2002, respectively. The Company recognized costs to IDC of $239,000 and $237,000 for the three months ended March 31, 2003 and 2002, respectively, for data feeds. In addition, the Company recognized revenues of $628,000 and $409,000 for the three months ended March 31, 2003 and 2002, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $266,000 and $300,000 for the three months ended March 31, 2003 and 2002, respectively, for production of television and radio programming.

IDC purchased $0 and $25,000 for the three months ended March 31, 2003 and 2002, respectively, of advertising under an insertion order.

At March 31, 2003 and 2002, $496,000 and $770,000, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $42,000 and $339,000, respectively, were included in the Company's accounts receivable related to license and subscription revenues due from IDC and $6,000 and $415,000, respectively, were included in the Company's accounts receivable related to license revenues due from FT.com and Financial Times, subsidiaries of Pearson. At March 31, 2003 and 2002, the Company had a liability of $433,000 and $412,000, respectively, owed to CBS for royalty fees, a liability of $873,000 and $561,000, respectively, owed to CBS for television production and facilities costs, and a liability of $190,000 and $175,000, respectively, to IDC for data feeds.

Direct charges for subscription revenues for certain IDC data feeds were $11,000 and $20,000 for the three months ended March 31, 2003 and 2002, respectively.

Note 5 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reduction in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of March 31, 2003, the Company had $84,000 remaining in its restructuring accrual for lease costs and other expenses. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Note 6 - Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The carrying amount of goodwill at March 31, 2003 totaled $22.4 million. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company completed its first phase impairment analysis during the quarter ended December 31, 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, was not necessary.

Note 7 - Segment Reporting

The Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in a company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Marketwatch.com operates in one segment.

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

Overview

We completed our initial public offering in January 1999. Prior to our initial public offering, we were formed in October 1997 as a Delaware limited liability company owned 50% each by Data Broadcasting Corporation, or DBC, now known as Interactive Data Corporation and CBS. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were reorganized from a limited liability company into a corporation.

Since our formation, we have operated as a multi-media provider of financial news and information, with services including news articles, feature columns, financial programming and analytic tools, such as stock quotes and charting. These services are available free of charge. We sell advertising banners and sponsorships on our Web sites; earn advertising revenue from our television and radio programming; license our content and tools to electronic brokers, financial publishers and portals; and sell subscriptions to our news letters and other premium products.

We have several agreements with our principal stockholders, including the following:

  Upon our conversion from a limited liability company into a corporation, CBS agreed to contribute $30.0 million in advertising through October 2002 which was delivered in full by June 30, 2000;
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion of which $29.9 million was delivered by March 31, 2003 and the delivery of the remaining $11,000 has been extended through April 25, 2003;
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

In January 2001, an affiliate of Pearson, plc acquired IDC's stake in our company and held 33% of our outstanding common stock as of March 31, 2003.

Our ability to generate significant revenue or maintain profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. Although we achieved net income for the first time in the fourth quarter of 2002 and were cash flow positive for the twelve months ended December 31, 2002 and the first quarter of 2003, given the general economic uncertainty and the continued uncertainty of the advertising market, we may not generate net income or remain cash flow positive for fiscal 2003 or any particular fiscal quarter. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web sites, licensing of our content, distribution of television and radio broadcasts, subscription sales of our news letters and other premium products and fees from our membership center. During the first quarter ended March 31, 2003, the Company re-classified certain broadcast and membership center revenues, previously disclosed as "Other," into advertising revenues. Prior periods have been adjusted to be comparable with the current presentation.

Net revenues increased by 13% to $11.1 million for the three months ended March 31, 2003 from $9.8 million for the three months ended March 31, 2002. The increase was primarily a result of an increase in advertising and subscription revenue offset by a decrease in licensing revenue. The increase in advertising revenue was primarily due to an increase in the number of advertisers on our Web sites and an increase in the size of advertising buys. Television advertising revenue increased primarily due to an improvement in rates charged for advertising sold and radio advertising revenue improved primarily due to increased sales on existing and new radio stations. The increase in subscription revenue was primarily due to the acquisition of the Hulbert Financial Digest in April 2002 and its related revenue stream. Licensing revenue declined primarily due to the expiration of a five-year licensing commitment from IDC and the consolidation of the financial services industry.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can and have ceased advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive, therefore advertising rates could be subject to additional pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites for any reason, future advertising revenues could be adversely affected.

License revenues depend on customer contract renewals and could decrease further if customers choose to renew for lesser amounts, terminate early or forego renewal, or we do not obtain new customers. A significant amount of our license revenue is earned from brokerages and financial services companies, which have experienced hardship due to the recent economic downturns. The amount of license revenues depends, in part, on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenues could also be limited as there are a limited number of brokerages and financial services companies to license our content. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

Cost of Revenues

Cost of net revenues primarily consists of news staff compensation, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties and licensing clients, fees paid for data, Web site infrastructure costs, costs of serving ads, exchange fees and communication lines, and costs related to subscriptions, including printing and mailing costs.

Cost of revenues increased by 3% to $4.0 million for the three months ended March 31, 2003 from $3.9 million for the three months ended March 31, 2002. Cost of revenues increased primarily due to an increase in compensation for news personnel. As a percentage of net revenues, cost of revenues were 36% and 39% for the three months ended March 31, 2003 and 2002, respectively. Cost of revenues decreased as a percentage of net revenues primarily due to the leveraging of our fixed costs as revenues increased.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers, and expenses for contract programmers and developers. Product development expenses increased by 29% to $1.8 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. Product development expenses increased primarily due to an increase in data source fees and costs associated with the development of the Hulbert Financial Digest products. Product development expenses were 17% and 15% of net revenues for the three months ended March 31, 2003 and 2002, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, professional fees, public company costs and corporate depreciation charges. General and administrative expenses increased by 4% to $2.9 million for the three months ended March 31, 2003 from $2.8 million for the three months ended March 31, 2002 primarily due to a slight increase in professional service fees. As a percentage of net revenues, general and administrative costs were 26% and 29% for the three months ended March 31, 2003 and 2002, respectively, due to the leveraging of our fixed costs as revenues increased.

Sales and Marketing

Sales and marketing expenses primarily consist of non-cash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses decreased 68% to $2.4 million for the three months ended March 31, 2003 from $7.5 million for the three months ended March 31, 2002. As a percentage of net revenues, sales and marketing expenses were 22% and 77% for the three months ended March 31, 2003 and 2002, respectively. Sales and marketing expenses decreased primarily due to a decrease in CBS in- kind advertising expense. As a significant portion of the CBS in-kind advertising expired in June 2002, we utilized it to the fullest extent in the first quarter of 2002.

Interest Income

Interest income of $134,000 for the three months ended March 31, 2003 resulted from interest earned on the proceeds from additional financing from CBS and DBC received on May 5, 2000 and cash from operations. Interest income of $182,000 for the three months ended March 31, 2002 resulted from interest earned on the proceeds from additional financing from CBS and DBC received on May 5, 2000. Interest income for the three months ended March 31, 2003 decreased as a result of a decline in returns due to lower interest rates as a result of current market conditions.

Liquidity and Capital Resources

Since our inception in October 1997, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash and cash equivalents totaled $43.8 million at March 31, 2003, compared to $43.3 million at December 31, 2002.

Cash provided by operating activities was $73,000 for the quarter ended March 31, 2003, primarily due to net income of $35,000, noncash charges for depreciation and amortization of $1.1 million and an increase in deferred revenue of $222,000, partially offset by an increase in prepaid expenses and accounts receivable.

Cash used in operating activities was $322,000 for the quarter ended March 31, 2002, primarily due to a net loss of $5.7 million, partially offset by non- cash charges of $4.9 million in advertising provided by CBS and $1.2 million in depreciation and amortization of property and equipment. Significant uses of cash in operations for the quarter ended March 31, 2002 included a decrease in accounts payable and accrued expenses and an increase in prepaid expenses, offset by a decrease in accounts receivable.

Cash used in investing activities was $215,000 for the quarter ended March 31, 2003 and consisted of capital expenditures for purchases of computer hardware and software.

Cash used in investing activities was $152,000 for the quarter ended March 31, 2002 and consisted of capital expenditures for purchases of computer hardware and leasehold improvements related to leased facilities.

Cash provided by financing activities was $574,000 for the quarter ended March 31, 2003 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2003 and stock option exercises during the quarter.

Cash provided by financing activities was $195,000 for the quarter ended March 31, 2002 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2002.

As of March 31, 2003, commitments under noncancellable operating leases totaled $10.8 million through December 31, 2010. Additionally, we have entered into certain agreements with America Online, Inc, or AOL, to make payments for advertising and placement of our content on their service over the next year. As of March 31, 2003, we are committed to pay $1.3 million to AOL over the next two years.

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or Pearson elects to maintain its percentage interest pursuant to the exercise of the purchase right under its stockholders' agreements then CBS or Pearson would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our common stock.

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
  reductions in rates paid for Web advertising resulting from softening demand, competition, disruption of business due to threats of conflict or military action involving the United States, or other factors;
  changes in demand for licenses of our technology and news;
  our ability to develop new products and services;
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
  the level of Web usage such as time spent online or number of pages viewed;
  competitive factors;
  costs associated with restructuring activity;
  technical difficulties or system downtime affecting the Web generally or the operation of our Web sites; or
  economic conditions specific to the Web as well as general economic conditions.

Although we generated net income for the first time in the fourth quarter of 2002 and were cash flow positive for the twelve months ended December 31, 2002 and the first quarter of 2003, you should not rely on the results for those periods as an indication of future performance. In particular, given the general economic uncertainty and the softness of the advertising market, we may not remain cash flow positive or generate net income for fiscal 2003 or any particular remaining quarter in fiscal 2003.

Over time, our revenues have come from a mix of advertising, content licensing, broadcasting and subscription service fees. Licensing revenue declined in the first quarter of 2003 primarily due to difficult market conditions faced by companies in the financial services industry. We expect our quarterly revenues and operating results to be particularly affected by the changes in the level of our advertising and licensing revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand for Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. Over the last two years, we and other Web publishers have experienced a significant softening in demand for our advertising services due to decreased spending on Web advertising by companies and due to general uncertainty about the economy. We expect this reduced demand to continue for the foreseeable future. In addition, threats of conflict or military action involving the United States may further disrupt business, curb spending by companies or otherwise slow down economic recovery. The continued decline in the advertising market would substantially harm our business and could result in a further decline in the trading price of our common stock.

We compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. We would lose revenue if the Web were not perceived as an effective advertising medium. Also, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web especially given the general uncertainty in the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our online advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to offer a desirable opportunity for on-line advertising.

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

Further, some of the existing brokerage and financial services companies and customers in other markets that we target have merged and additional mergers may occur in the future, which would further reduce the number of our existing and potential customers. For example, in the prior year, Ameritrade, one of our customers, acquired Datek, which was also one of our customers. As a result, our online advertising and license revenues were adversely affected.

We Rely Significantly on Revenue from Advertising, Which Is Difficult to Forecast Accurately

A significant amount of our revenue comes from advertisements displayed on our Web sites. We derive the majority of our revenue from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. In addition, our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Some of our advertisers are Internet companies that, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to accurately forecast these revenues. Our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising agreements could have a material adverse effect on our financial results.

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

We Are Susceptible to Third Party Software Programs That Serve Pop-up Advertisements on Our Web Sites

There exist third party software programs that deliver selected advertisements based on the Web sites visited by the user. These advertisements usually are in the form of pop-up ads that are often based on the content the user is viewing at a particular time. Many times this software is downloaded onto the user's computer without the user's knowledge, understanding or consent, as the software often comes bundled with other applications that the user downloads, such as file-sharing software or media players. The software can then track the user's Web surfing habits and display content, such as pop-up ads, that most users are unaware have no connection with the site they are then viewing. The pop-up ads may compete with the advertising, services and products that we sell on our Web sites, potentially infringe our copyrights, and can lead to confusion for our customers as the pop-up software deceives the user as to the origin of the advertisement. Also, our customers may blame us for defects in the services and products promoted by the pop-up ads or for fraud perpetuated against then in connection with such pop-up ads either of which could damage our reputation and result in significant damages. If the prevalence of such forms of software increase and no restrictions are placed on their usage, our business may be harmed.

We Depend on Licensing Revenues, and If Licensing Revenues Were to Decline, Our Business Could Be Harmed

We expect to derive a substantial portion of our revenues from the licensing of our content to customers. Licensing revenue depends on new customer contracts and customer contract renewals, and could decrease if new business is not found or customers renew for lesser amounts, terminate early or forego renewal. We derive a significant percentage of our licensing revenue from a small number of large clients, and from brokerages and financial services companies. In many cases, the amount of licensing revenue depends on the number of qualified account holders these customers have each month. If the number of qualified account holders were to decrease, our licensing revenue could decrease. A number of these brokerages and financial services companies have experienced a decrease in account holders as a result of the recent market downturn. The growth of our licensing revenue could also be limited as there are a limited number of brokerages and financial services companies. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, our licensing revenue would be adversely affected.

Some of the licensing tools we have created and currently market to existing and potential customers require users to disclose personally identifiable information and allow us access to such confidential information. Due to concerns about user privacy issues, existing and potential licensing customers may be deterred from licensing these tools, which could harm our future licensing revenue.

We receive a portion of the data incorporated in our licensing products from third parties, some of which are competitors. For example, we receive data from Dow Jones and Thomson Financial Corporation. If they or others perceive us as a competitor, they may discontinue providing services to us. Also, some of our third party data providers have restrictions on access to and use of these data, which may make our licensing products incorporating such data less attractive to our existing and potential customers, which in turn may adversely affect our licensing revenue.

Further, a substantial portion of our licensing revenue comes from media and financial services companies, which have been adversely affected by the recent market downturn. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected. Moreover, some of the existing brokerage and financial services companies and customers in other markets that we target may have merged and additional mergers may occur in the future, which would further reduce the number of our existing and potential customers and adversely affect our licensing revenue. For example, in the prior year, Ameritrade, one of our customers, acquired Datek, which was also one of our customers. As a result, our online advertising and licensing revenues were adversely affected.

We Depend on CBS and Pearson for a Number of Services and Other Rights, and Our Business Would Be Materially Adversely Affected if Either One of Them Terminates Their Strategic Relationships With Us

Pursuant to our license agreement with CBS, we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the operation of the CBS.MarketWatch.com Web site. This license agreement will expire on October 29, 2005 and CBS has no obligation to renew it. Also, under specific circumstances, CBS may terminate the license agreement earlier. If we are not able to renew our license agreement with CBS or CBS terminates the license agreement earlier than October 29, 2005, we would need to change the name of our Web site and devote substantial resources toward building a new brand name. Regardless of such expenditures, we may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

Moreover, we are subject to a number of restrictions in consideration for the license grant and provision of news content from CBS. For example, CBS can require us to remove any content on our Web sites that it determines conflicts, interferes with or is detrimental to its reputation or business or which CBS deems inappropriate. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of its television news content on our Web sites. Because of these restrictions, we may not be able to perform our desired marketing activities, and if we fail to comply with these restrictions, CBS may terminate the license agreement.

Similarly, pursuant to our service agreement with Pearson, Pearson provides us with real-time financial data for dissemination to licensing clients and subscribers of certain of CBS.MarketWatch.com subscription services. If Pearson suspends delivery of delayed financial data or fails to provide such financial data satisfactorily, we would be required to perform these services ourselves or obtain these services from another provider. We may not be able to replace these services on cost effective or commercially reasonable terms or, if we choose to perform these services ourselves, we may not be able to perform them adequately. During any such transition, our services could be disrupted for an indefinite period of time and, as a result, we could lose a substantial number of users and advertisers.

The Interests of CBS and Pearson Could Conflict with the Interests of Our Other Stockholders and, Given Their Substantial Stock Ownership in the Company, We May Not Be Able to Resolve Any Future Conflict with Either of Them on Terms Favorable to Us

CBS and Pearson may experience conflicts of interest in their business dealings with us with respect to decisions involving business opportunities and other similar matters. For example:

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
  providers of standardized and customized investment research tools, such as Pinnacor and SmartMoney; and
  publishers of financial news for an institutional audience such as Reuters and Dow Jones.

We anticipate that the number of direct and indirect competitors will increase in the future. This could result in price reductions for our advertising or licensed content and tools, reduced margins, operating losses or loss of market share, any of which would materially adversely affect our business, results of operations and financial condition.

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

Our Intellectual Property Rights Are Costly and Difficult to Protect

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and content license agreement and user agreement restrictions on disclosure and use to protect our intellectual property, such as our content, copyrights, trademarks and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain, misappropriate, infringe and use the content on our Web sites or our other intellectual property without authorization. A failure to protect our intellectual property could seriously harm our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have an adverse effect on our business, operating results and financial condition.

We May be Subject to Intellectual Property Infringement Claims, Which Are Costly to Defend and Could Limit Our Ability to Use Certain Technologies in the Future

We license certain technology, data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless from any claim by a third-party that the licensed technology or content infringes any third party's intellectual property rights. However, we can not assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient or unavailable from the licensor, or that we will be able to obtain any additional license on commercially reasonable terms if at all. In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services, such as certain new community features. However, any such licenses may not be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in the introduction of new services until equivalent technology or content, if available, is identified, licensed and integrated, which could harm our business, results of operations and financial condition.

In addition, in our content license agreements, we have generally agreed to defend, indemnify and hold our licensees harmless from any claim by a third- party that the licensed content infringes any third party's intellectual property rights. Infringement or other claims may be asserted or prosecuted against us and/or our clients in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content, technology or trademarks, develop non-infringing technology or content or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement against us and our failure or inability to introduce new technology, content or trademarks, develop non- infringing technology or content or license the infringed or similar technology or content on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

We Depend on Third-Party Software to Track and Measure the Delivery of Advertisements and It Could Be Difficult to Replace These Services

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third-party software to provide these measurement services. If the third-party is unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We have implemented and are implementing additional systems designed to record demographic data on our users. If we are not successful in developing these systems, we may not be able to accurately evaluate the demographic characteristics of our users. As a result, companies may not advertise on our Web sites or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

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

If We Do Not Expand Our Operations Successfully, Our Business Will be Harmed

As we grow, we may need to expand our operational systems, procedures and controls in order to support our business. If we are unable to accomplish any of these, our growth could be constrained and our business could be adversely affected.

We Must Develop New and Enhanced Services and Features for Our Web Sites

We believe that our Web sites will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable users and introduce additional or enhanced services. For example, we acquired Hulbert Financial Digest and have begun to offer Hulbert newsletters through subscription. We intend to introduce additional or enhanced services in the future. If the subscription products or other services we introduce are not favorably received, we may not attract new users and our current users may not continue to access our Web sites or use our services as frequently, which would make us less attractive to advertisers. New users could also choose competitive Web sites or services over ours. Moreover, if our new services do not achieve sufficient market acceptance and generate the anticipated revenues, we would not be able to recoup the costs of developing, marketing and maintaining such services.

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

In the event Web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Web usage in general and usage of our Web sites in particular, could grow more slowly or decline.

We Depend on Key Personnel Who May Not Continue to Work for Us

We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, editorial and managerial personnel, and upon the continued service of our senior management. Although we have employment agreements with some of our key executives, none of our personnel are bound by an employment agreement that prevents such person from terminating his or her employment with us at any time for any reason. At times we have experienced difficulties in attracting new personnel. If we cannot successfully attract, integrate, retain and motivate a sufficient number of qualified personnel, we may be unable to conduct our business in the future.

We May Have Difficulty Scaling and Adapting Our Existing Architecture to Accommodate Increased Traffic and Technology Advances

Our business relies on our ability to serve Web pages in a consistent and timely manner. In the past, our Web sites have experienced significant increases in traffic when there were significant business or financial news stories. In addition, the number of our users has increased over time and we are seeking to further increase our user base. If the traffic on our Web sites grows at a rate that our current communication lines cannot support, our Web pages will be served at a slower rate or we will be unable to serve pages at all.

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

We also depend on multiple information providers, such as FT Interactive Data, S&P Comstock, Dow Jones, Thomson Financial Corporation and Reuters, to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems in the future. These types of occurrences could cause users to perceive our Web sites as not functioning properly and therefore cause them to use other methods to obtain their business and financial news and other information.

Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements, which are exacerbated by the growth of the Web and the intense competition in our industry. We may fail to successfully adapt to our rapidly changing market by continually improving the performance, features and reliability of our services. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Our business could be adversely affected if we incurred significant costs without adequate results or cannot adapt to these changes.

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

Web Security Concerns Could Hinder Internet Commerce

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Web. Any well-publicized compromise of security could deter more people from using the Web or from using it to conduct commercial transactions that involve transmitting confidential information, such as stock trades or purchases of goods or services. Because many of our advertisers seek to encourage people to use the Web to conduct financial transactions or purchase goods or services, our business could be adversely affected if our security is breached. We may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

We Could Face Liability Related to Our Storage of Personal Information About Our Users

Our data privacy policy is not to willfully disclose any individually identifiable information about any user to a third-party without the user's consent. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if federal and state agencies chose to investigate our privacy practices.

We Could Face Liability for the Information Displayed on Our Web Sites

We may be subjected to claims for libel, slander, defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites or license to our clients. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Moreover, because we license some data and content from third parties, our exposure to various claims may increase. Although we generally obtain representations as to the origins and ownership of licensed content from third parties and generally obtain indemnification from these third parties to cover any breach of any such representations, we do not generally receive representations or indemnification to cover libel, slander, defamation, or negligence relating to the third party content. Moreover, the indemnification provided by these parties may be insufficient to provide adequate compensation for any breach of such representations, and our insurance may not adequately protect us against these types of claims and related indemnification obligations. Our defense of any action brought against us based upon the content that is accessible from our Web sites could be costly and involve significant distraction of our management and other resources.

Future Regulation of the Internet May Slow Its Growth, Resulting in Decreased Demand for Our Products and Services and Increased Costs of Doing Business

There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, Internet sales tax and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect our business.

The Continuing Conflict in Iraq, Future Terrorist Attacks and Threats of or Actual War May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price

The continuing conflict in Iraq and the events of September 11, 2001, as well as events occurring in response or connection to them, including future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military disruptions may impact our operations. For example, the disruption of the global financial markets due to the events on September 11, 2001 including the shutdown of NASDAQ and NYSE, impacted the reporting of financial information on our Web sites. More generally, any of these events could cause consumer confidence and spending, including spending on the Web, to decrease, which may impact our online advertising revenues. Also, volatility in the United States and worldwide financial markets and economy has contributed to volatility in the stock prices of United States publicly traded companies. The continuing conflict in Iraq, and further acts of terrorism and civil disturbances in the United States or elsewhere could have a significant impact on our operating results, revenues and costs.

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. We are a party to the securities class action litigation described in Part II, Item 1, "Legal Proceedings." The defense of the litigation described in Item 1 may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

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

Because Two of Our Large Stockholders Beneficially Own 65% of Our Stock, They Have Substantial Control Over the Management of Our Company and Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price

As of March 31, 2003, CBS and Pearson beneficially owned 65% of our outstanding common stock. Each of CBS and Pearson has three representatives on our board of directors. As a result of their ownership and board positions, CBS and Pearson individually and collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of CBS or Pearson or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

Our Common Stock Price Is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended March 31, 2003, the closing sale prices of our common stock on the NASDAQ National Market ranged from $3.89 to $7.65. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2003, all of our investments mature in 90 days or less.

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

The action against us is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. There currently are settlement discussions among the plaintiffs, the company defendants and their insurance carriers that do not contemplate the payment of any Company funds but which involve the assignment of claims to the plaintiffs. We cannot predict as to whether or when a settlement might occur.

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

  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.
(Registrant)

Dated: May 15, 2003

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

Date: May 15, 2003

/S/ Lawrence S. Kramer

Lawrence S. Kramer

Chief Executive Officer and Chairman

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

Date: May 15, 2003

/S/ Joan P. Platt

Joan P. Platt

Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Exhibit Title
10.32	Employment Agreement effective as of March 17, 2003 between Registrant and Douglas Appleton.