Form 10-Q
period 2003-09-30
MARKETWATCH COM INC
filed 2003-11-14
CIK 1068969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares of the registrant's Common Stock outstanding as of October 31, 2003 was 17,469,960.

MarketWatch.com, Inc.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2003
Table of Contents

Part I -- FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

MarketWatch.com, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

                                                       September 30, December 31,
                                                           2003          2002
                                                       ------------  ------------
                          Assets                         (unaudited)
Current assets:
  Cash and cash equivalents ..........................$     47,855  $     43,328
  Accounts receivable, net ...........................       5,804         5,364
  Prepaid expenses ...................................       2,255           696
                                                       ------------  ------------
          Total current assets .......................      55,914        49,388

Property and equipment, net ..........................       4,435         6,680
Goodwill, net ........................................      22,429        22,429
Other assets .........................................         128           148
                                                       ------------  ------------
          Total assets ...............................$     82,906  $     78,645
                                                       ============  ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................$      3,270  $      3,198
  Accrued expenses ...................................       6,169         4,233
  Deferred revenue ...................................       1,464           917
                                                       ------------  ------------
          Total current liabilities ..................      10,903         8,348
                                                       ------------  ------------

Stockholders' equity
  Preferred stock .....................................         --            --
  Common stock .......................................         180           171
  Additional paid-in capital .........................     322,508       320,993
  Contribution receivable ............................          --           (56)
  Accumulated deficit ................................    (250,685)     (250,811)
                                                       ------------  ------------
          Total stockholders' equity .................      72,003        70,297
                                                       ------------  ------------
          Total liabilities and stockholders'
             equity ..................................$     82,906  $     78,645
                                                       ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                       Three Months Ended        Nine Months Ended
                                          September 30,            September 30,
                                     ----------------------   ----------------------
                                        2003        2002         2003        2002
                                     ----------  ----------   ----------  ----------
Net revenues:
  Advertising...................... $    5,907  $    4,556   $   16,481  $   13,545
  Licensing........................      5,214       6,143       16,176      18,667
  Subscriptions....................        455         283        1,137         598
                                     ----------  ----------   ----------  ----------
       Total net revenues..........     11,576      10,982       33,794      32,810
Cost of net revenues...............      4,601       4,306       13,028      12,394
       Gross profit................  ----------  ----------   ----------  ----------
                                         6,975       6,676       20,766      20,416
                                     ----------  ----------   ----------  ----------
Operating expenses:
  Product development..............      1,444       1,898        5,040       5,194
  General and administrative.......      2,812       2,685        8,545       8,584
  Sales and marketing..............      2,534       2,997        7,439      17,690
                                     ----------  ----------   ----------  ----------
       Total operating expenses....      6,790       7,580       21,024      31,468
                                     ----------  ----------   ----------  ----------
Income (loss) from operations......        185        (904)        (258)    (11,052)
Interest income....................        115         180          384         545
                                     ----------  ----------   ----------  ----------
Net income (loss).................. $      300  $     (724)  $      126  $  (10,507)
                                     ==========  ==========   ==========  ==========
Basic net income (loss) per share.. $     0.02  $    (0.04)  $     0.01  $    (0.62)
                                     ==========  ==========   ==========  ==========
Diluted net income (loss)
  per share........................ $     0.02  $    (0.04)  $     0.01  $    (0.62)
                                     ==========  ==========   ==========  ==========

Shares used in the calculation of
  basic net  income (loss)
  per share........................     17,382      17,028       17,267      16,925
                                     ==========  ==========   ==========  ==========
Shares used in the calculation of
  diluted net  income (loss)
  per share........................     18,754      17,028       18,503      16,925
                                     ==========  ==========   ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                         2003         2002
                                                      -----------  -----------
Cash flows provided by operating activities:
  Net income (loss)................................. $       126  $   (10,507)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Provision for bad debt.........................         (66)         201
     Depreciation and amortization..................       2,883        3,629
     Noncash charges from stockholder...............          56        9,555
     Changes in operating assets and liabilities:
       Accounts receivable..........................        (374)       1,345
       Prepaid expenses and other assets............        (540)        (127)
       Accounts payable and accrued expenses........       1,462          616
       Deferred revenue.............................         547          (48)
                                                      -----------  -----------
        Net cash provided by operating activities...       4,094        4,664
                                                      -----------  -----------
Cash flows used in investing activities:
  Purchase of property and equipment................        (778)      (1,461)
  Pinnacor acquisition costs........................        (313)
  Purchase of Hulbert Financial Digest..............          --         (231)
                                                      -----------  -----------
        Net cash used in investing activities.......      (1,091)      (1,692)
                                                      -----------  -----------
Cash flows provided by financing activities:
  Issuance of common stock..........................       1,524          453
                                                      -----------  -----------
        Net cash provided by financing activities...       1,524          453
                                                      -----------  -----------

Net change in cash..................................       4,527        3,425
Cash and cash equivalents at the beginning of the
  period............................................      43,328       37,637
                                                      -----------  -----------
Cash and cash equivalents at the end of the period.. $    47,855  $    41,062
                                                      ===========  ===========

Supplemental disclosure of non-cash activity:
  Acquisition cost for Pinnacor included in prepaid
  expenses and accounts payable..................... $       686           --
                                                      ===========  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Basis of Presentation

The interim financial data as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited; however, in the opinion of the Company the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

During the first nine months ended September 30, 2003 the Company reclassified certain broadcast and membership center revenues, previously disclosed as "Other," into advertising revenues. Prior periods have been adjusted to be comparable with the current presentation.

Note 2 - Stock Based Compensation

The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No.25), "Accounting for Stock Issued to Employees," and its related interpretations, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation." In accounting for stock-based transactions with non- employees, the Company records compensation expense in accordance with SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black- Scholes option-pricing model.

                                       Three Months Ended        Six Months Ended
                                          September 30,              June 30,
                                     ----------------------   ----------------------
                                        2003        2002         2003        2002
                                     ----------  ----------   ----------  ----------
                                         (in thousands,          (in thousands,
                                     except per share data)   except per share data)
Net income (loss):
As reported........................ $      300  $     (724)  $      126  $  (10,507)
Stock-based employee compensation
  expense determined under fair
  value based method............... $     (646)       (904)  $   (2,091)     (2,980)
                                     ==========  ==========   ==========  ==========
  Pro forma net income (loss)...... $     (346) $   (1,628)  $   (1,965) $  (13,487)
                                     ==========  ==========   ==========  ==========
Net income (loss) per share:
  As reported, basic .............. $     0.02  $    (0.04)  $     0.01  $    (0.62)
                                     ==========  ==========   ==========  ==========
  As reported, diluted............. $     0.02  $    (0.04)  $     0.01  $    (0.62)
                                     ==========  ==========   ==========  ==========
  Pro forma, basic................. $    (0.02) $    (0.10)  $    (0.11) $    (0.80)
                                     ==========  ==========   ==========  ==========
  Pro forma, diluted............... $    (0.02) $    (0.10)  $    (0.11) $    (0.80)
                                     ==========  ==========   ==========  ==========

The Company calculated the fair value compensation expense associated with its stock-based employee compensation plans using the Black-Scholes model. The following assumptions were used for valuing option grants for the three and nine months ended September 30, 2003 and 2002: no dividend yield, weighted- average expected option term of four years, risk-free interest rates of 1.9% and 3.8%, respectively, for the three months and 2.3% and 4.1%, respectively, for the nine months, and volatility factors of 55% and 105%, respectively, for the three months and 73% and 105%, respectively, for the nine months. The assumptions were used for calculating compensation expense associated with the employee stock purchase plan for the three and nine months ended September 30, 2003 and 2002 were: no dividend yield, weighted-average term of six months, risk-free interest rates of 1.2% and 1.7%, respectively, for the three months and 1.4% and 1.7%, respectively, for the nine months and volatility factors of 60% and 105%, respectively, for the three months and 76% and 105%, respectively, for the nine months.

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

Options to purchase 3,069,602 and 3,317,360 shares of common stock were outstanding at September 30, 2003 and 2002, respectively. Common equivalent shares of 1,372,061 and 1,236,108 were included in the computation of diluted net income per share for the three months and nine ended September 30, 2003, respectively, and they were related to shares issuable upon the exercise of stock options. Diluted loss per share for the three and nine-month periods ended September 30, 2002 is based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common share equivalents would have been anti-dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $839,000 and $745,000 for the three months ended September 30, 2003 and 2002, respectively, and $2.1 million and $1.9 million for each of the nine months ended September 30, 2003 and 2002, respectively, related to the licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $0 and $242,000 at rate card value for the three months ended September 30, 2003 and 2002, respectively, and $56,000 and $9.6 million for the nine months ended September 30, 2003 and 2002, respectively, for in-kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $320,000 and $286,000 for the three months ended September 30, 2003 and 2002, respectively, and $949,000 and $832,000 for the nine months ended September 30, 2003 and 2002, respectively.

Licensing revenues from IDC were $0 and $300,000 for the three months ended September 30, 2003 and 2002, respectively, and $0 and $900,000 for the nine months ended September 30, 2003 and 2002, respectively. Licensing revenues from FT.com and Financial Times, subsidiaries of Pearson, were $367,000 and $420,000 for the three months ended September 30, 2003 and 2002, respectively, and $1.2 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. The Company recognized costs to IDC of $119,000 and $135,000 for the three months ended September 30, 2003 and 2002, respectively, and $516,000 and $427,000 for the nine months ended September 30, 2003 and 2002, respectively, for data feeds. In addition, the Company recognized revenues of $610,000 and $533,000 for the three months ended September 30, 2003 and 2002, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $337,000 and $422,000 for the three months ended September 30, 2003 and 2002, respectively, and $923,000 and $1.3 million for the nine months ended September 30, 2003 and 2002, respectively, for production of television and radio programming.

IDC purchased $16,000 and $0 for the three months ended September 30, 2003 and 2002, respectively, and $38,000 and $33,000 for the nine months ended September 30, 2003 and 2002, respectively, of advertising under an insertion order.

At September 30, 2003 and December 31, 2002, $266,000 and $532,000, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $23,000 and $135,000, respectively, were included in the Company's accounts receivable related to licensing and subscription revenues due from IDC, and $12,000 and $0, respectively, were included in the Company's accounts receivable related to licensing revenues due from FT.com and Financial Times, subsidiaries of Pearson. At September 30, 2003 and December 31, 2002, the Company had a liability of $837,000 and $807,000, respectively, owed to CBS for royalty fees, a liability of $860,000 and $930,000, respectively, owed to CBS for television production and facilities costs, and a liability of $178,000 and $70,000, respectively, to IDC for data feeds.

Direct charges for subscription revenues for certain IDC data feeds were $9,000 and $10,000 for the three months ended September 30, 2003 and 2002, respectively, and $30,000 and $47,000 for the nine months ended September 30, 2003 and 2002, respectively.

Note 5 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of its wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service, as they were deemed unnecessary due to the reductions in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of September 30, 2003, the Company had $30,000 remaining in our restructuring accrual for lease costs and other expenses. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Note 6 - Segment Reporting

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

Note 7 - Acquisition and Related Litigation

The Company and Pinnacor Inc. ("Pinnacor"), formerly known as ScreamingMedia, signed a definitive agreement on July 22, 2003 whereby the Company will acquire Pinnacor. Under the terms of the agreement, a new company ("Holdco") with two wholly-owned subsidiaries, Pine Merger Sub, Inc. ("Pine Merger Sub") and Maple Merger Sub, Inc. ("Maple Merger Sub"), were formed to combine the businesses of the Company and Pinnacor. Each Company stockholder will receive one share of Holdco common stock for each share of the Company common stock held by such stockholder. Each Pinnacor stockholder will have the right to receive either $2.42 in cash or 0.2659 of a share of Holdco common stock for each share of Pinnacor common stock held by such stockholder, subject to proration. The aggregate consideration to be paid to Pinnacor stockholders will be approximately $44.0 million in cash and approximately 6.5 million shares of Holdco common stock. The acquisition is subject to customary closing conditions, including the approval of the Company and Pinnacor stockholders.

On July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Pinnacor's current directors, a Pinnacor officer, and the Company in the Delaware Court of Chancery. The plaintiff filed an amended complaint on September 17, 2003, which named Holdco, Pine Merger Sub and Maple Merger Sub as defendants to the action. The lawsuit purports to be a class action filed on behalf of holders of Pinnacor common stock who allegedly are or will be threatened with injury arising from actions by the defendants in connection with the proposed transaction. The lawsuit alleges that Pinnacor's directors breached their fiduciary duties in proceeding with the sale of Pinnacor to the Company by agreeing to an inadequate purchase price, which fails adequately to compensate Pinnacor stockholders for the loss of control of the company. The lawsuit alleges that the Company knowingly aided and abetted these breaches of fiduciary duty in some unspecified way. The lawsuit also alleges that the Registration Statement on Form S-4, which was filed by Holdco, contained material misrepresentations and omissions which render it defective. The lawsuit seeks an unspecified amount of damages and also an injunction against consummation of the proposed transaction. The plaintiff has moved for expedited discovery and has requested the production of documents from Pinnacor and the Company. Pinnacor and the Company have begun producing documents responsive to the plaintiff's request.

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

Overview

We completed our initial public offering in January 1999. We were formed in October 1997 as a Delaware limited liability company owned 50% each by Data Broadcasting Corporation, or DBC, now known as Interactive Data Corporation, or IDC, and CBS Broadcasting Inc., or CBS. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were reorganized from a limited liability company into a corporation. In January 2001, an affiliate of Pearson, plc. acquired IDC's stake in our Company

Since our formation, we have operated as a multi-media provider of financial news and information, with services including news articles, feature columns, financial programming and analytic tools, such as stock quotes and charting. These services are available free of charge. We sell advertising banners and sponsorships on our Web sites; earn advertising revenue from our television and radio programming; license our content and tools to electronic brokers, financial publishers and portals; and sell subscriptions to our newsletters and other premium products.

We currently have several agreements with our principal stockholders, including a license agreement with CBS whereby it licenses its trademark and certain news content to us for royalties approximating 8% of all of our net revenues other than revenue attributable to IDC and certain other revenue. The license agreement expires in October 2005.

As of September 30, 2003, CBS and an affiliate of Pearson collectively hold approximately 65% of our outstanding common stock.

Our ability to generate significant revenue or maintain profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. Although we achieved net income in the fourth quarter of 2002 and the first and third quarter of 2003 and were cash flow positive for the twelve months ended December 31, 2002 and the first three quarters of 2003, given the general economic uncertainty and the continued uncertainty of the advertising market, we may not generate net income or remain cash flow positive for fiscal 2003 or any particular fiscal quarter. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web sites, licensing of our content, advertising revenue from sponsored links, advertising revenues from our television and radio broadcasts, subscription sales of our newsletters, and other premium products and fees from our membership center. During the first nine months ended September 30, 2003, we reclassified certain broadcast and membership center revenues, previously disclosed as "Other," into advertising revenues. Prior periods have been adjusted to be comparable with the current presentation.

Net revenues increased by 5% to $11.6 million for the three months ended September 30, 2003 from $11.0 million for the three months ended September 30, 2002, and increased 3% to $33.8 million for the nine months ended September 30, 2003 from $32.8 million for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2003, advertising revenue increased $1.4 million, or 30% and $2.9 million, or 22%, respectively, as compared to the same periods in 2002. The increases in advertising revenue for the three and nine months ended September 30, 2003, as compared to prior year, were primarily due to a 170% and 31%, respectively, increase in the number of advertisers on our Web sites and a 30% and 38%, respectively, improvement in rates charged for advertising sold on our television program. For the three and nine months ended September 30, 2003, licensing revenue decreased $929,000, or 15%, and $2.5 million, or 13%, respectively, as compared to the same periods in 2002. For the three and nine months ended September 30, 2003, as compared to prior year, the decreases in licensing revenue were primarily due to the expiration of five year licensing commitment from IDC, which accounted for 34% and 38%, respectively, of the decrease, and the softness and consolidation of the financial services industry.

For the three and nine months ended September 30, 2003, subscription revenue increased $172,000, or 61% and $539,000, or 90%, respectively, as compared with the same periods in 2002. For the three and nine months ended September 30, 2003, the increases in subscription revenue, as compared to prior year, were primarily due to the acquisition of the Hulbert Financial Digest in April 2002, which represented 6% and 46%, respectively, and the launch of The Calandra Report subscription product in March 2003 and the Tech Indicator subscription product in July 2003, which represented 71% and 32%, respectively, of the total increase, as compared with the same periods in 2002. Substantially all of our advertising customers purchase advertising under short-term contracts. Customers have ceased advertising on short notice without penalty. Our advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive, therefore advertising rates could be subject to additional pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPMs (cost per thousand page views) across our Web sites for any reason, future advertising revenues could be adversely affected.

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

Cost of revenues increased by 7% to $4.6 million for the three months ended September 30, 2003 from $4.3 million for the three months ended September 30, 2002. Of the aggregate increase in cost of revenues for the three-month periods, 83% of the increase was attributable to additional employee costs for news and operations and 31% of the increase was from additional CBS royalty fees due to higher advertising revenue for the current quarter, offset by an 11% decrease in data source fees. Cost of revenues increased by 5% to $13.0 million for the nine months ended September 30, 2003 from $12.4 million for the nine months ended September 30, 2002. Of the aggregate increase in cost of revenues for the nine- month periods, 107% of the increase was attributable to additional employee costs for news and operations, offset by 22% decrease in advertising services costs due to renegotiations of our supplier contracts. As a percentage of net revenues, cost of revenues were 40% and 39% for the three months ended September 30, 2003 and 2002, respectively, and 39% and 38% for the nine months ended September 30, 2003 and 2002, respectively.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites, software engineers, and expenses for contract programmers and developers.

Product development expenses decreased by 24% to $1.4 million for the three months ended September 30, 2003 from $1.9 million for the three months ended September 30, 2002. Of the aggregate decrease in product development expenses for the three-month periods, 51% of the decrease was attributable to lower compensation expense from a reduction in head count, and 33% of the decrease was from a reduction in production data fees due to renegotiations of supplier contracts. Product development costs decreased 4% to $5.0 million for the nine months ended September 30, 2003 from $5.2 million for the nine months ended September 30, 2002. The decrease in development costs for the nine-month period was primarily attributable to lower employee costs as we had a reduction in headcount from the prior year. Product development expenses were 12% and 17% of net revenues for the three months ended September 30, 2003 and 2002, respectively, and 15% and 16% of net revenues for the nine months ended September 30, 2003 and 2002, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, professional fees, public company costs and corporate depreciation charges.

General and administrative expenses increased by 4% to $2.8 million for the three months ended September 30, 2003 from $2.7 million for the three months ended September 30, 2002, and remained relatively flat for the nine months ended September 30, 2003 as compared to the same period a year ago. The aggregate increase in general and administrative expenses for the three months ended September 30, 2003 was primarily attributable to hiring an additional executive, which contributed additional expense equal to 100% of the total increase and an increase in insurance cost, which contributed additional expense equal to 31% of the total increase, offset primarily by a decrease in legal costs which offset 36% of the total amount of the increase. As a percentage of net revenues, general and administrative costs were 24% for each of the three months ended September 30, 2003 and 2002, and 25% and 26% for the nine months ended September 30, 2003 and 2002, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of in-kind promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force.

Sales and marketing expenses decreased 17% to $2.5 million for the three months ended September 30, 2003 from $3.0 million for the three months ended September 30, 2002.Of the aggregate decrease in sales and marketing expenses for the three-month periods, 52% of the decrease was attributable to the termination of the CBS in-kind advertising as our agreement with CBS expired in June 2002 and 43% was attributable to lower distribution costs paid to American Online, Inc., or AOL, and Yahoo! Inc. as these services decreased in the current year. Sales and marketing costs decreased 58% to $7.4 million for the nine months ended September 30, 2003 from $17.7 million for the nine months ended September 30, 2002, primarily due to a $9.5 million decrease in CBS in-kind advertising. As a percentage of net revenues, sales and marketing expenses were 22% and 27% for the three months ended September 30, 2003 and 2002, respectively, and 22% and 54% for the nine months ended September 30, 2003 and 2002, respectively.

Interest Income

Interest income was $115,000 and $180,000 for the three months ended September 30, 2003 and 2002, respectively. Interest income was $384,000 and $545,000 for the nine months ended September 30, 2003 and 2002, respectively. The $65,000 and $161,000 decreases for the three and nine months ended September 30, 2003 as compared to prior year were primarily due to declines in returns from lower interest rates resulting from economic downturn over the last year, slightly offset by the $6.8 million increase in cash from year to year.

Liquidity and Capital Resources

Since our inception in October 1997, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash and cash equivalents totaled $47.9 million at September 30, 2003, compared to $43.3 million at December 31, 2002.

Cash provided by operating activities was $4.1 million for the nine months ended September 30, 2003, primarily due to a net income of $126,000 and an adjustment for the effect of non-cash charges for depreciation and amortization of $2.9 million, an increase in accounts payable and accrued expenses of $1.5 million and an increase in deferred revenue of $547,000, offset by an increase in prepaid expenses and accounts receivable of $914,000.

Cash provided by operating activities was $4.7 million for the nine months ended September 30, 2002, primarily consisting of a net loss of $10.5 million offset by non-cash charges of $9.6 million in advertising provided by CBS and $3.6 million in depreciation and amortization of property and equipment. Cash provided by operations for the nine months ended September 30, 2002 included a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in prepaid and other assets and a decrease in deferred revenue.

Cash used in investing activities was $1.1 million for the nine months ended September 30, 2003 and consisted of payments of acquisition costs for the pending acquisition of Pinnacor, Inc. formerly known as ScreamingMedia, and capital expenditures for purchases of computer hardware and software.

Cash used in investing activities was $1.7 million for the nine months ended September 30, 2002 and consisted of capital expenditures for purchases of computer software, computer hardware and leasehold improvements related to leased facilities and the April 2002 purchase of Hulbert Financial Digest.

Cash provided by financing activities was $1.5 million for the nine months ended September 30, 2003 and reflected proceeds from the sale of common stock through our employee stock purchase plan in February and August 2003 and stock option exercises during the nine-month period.

Cash provided by financing activities was $453,000 for the nine months ended September 30, 2002 and primarily reflected proceeds from the sale of common stock through our employee stock purchase plan in February and August 2002.

As of September 30, 2003, commitments under non-cancelable operating leases totaled $9.9 million through December 31, 2010. Additionally, we have certain agreements with AOL, to make payments for advertising and placement of our content on their Web site over the next year. As of September 30, 2003, we are committed to pay $841,000 to AOL over the next 15 months.

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS and/or Pearson elect to maintain their percentage interest pursuant to the exercise of their participation rights under their stockholders' agreement with the Company, then CBS and/or Pearson would not necessarily suffer a reduction in their respective ownership. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our common stock.

We signed a definitive agreement on July 22, 2003 with Pinnacor, whereby we will acquire Pinnacor. Under the terms of the agreement, a new company, Holdco, was formed to combine our business with Pinnacor's business. Each of our stockholders will receive one share of Holdco common for each share of our common stock held by such stockholder. Each Pinnacor stockholder will have the right to receive either $2.42 in cash or 0.2659 of a share of Holdco common stock for each share of Pinnacor common stock held by such stockholder, subject to proration. The aggregate consideration to be paid to Pinnacor stockholders will be approximately $44.0 million in cash and approximately 6.5 million shares of Holdco common stock.  The acquisition is subject to customary closing conditions, including the approval of our and Pinnacor stockholders.

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
  fluctuating and unpredictable demand for advertising on our Web sites as well as on the Web in general;
  reductions in rates paid for Web advertising resulting from softening demand, competition, disruption of business due to threats of conflict or military action involving the United States, or other factors;
  changes in demand for licenses of our technology and news;
  our development efforts and the efforts of our competitors to introduce new products and services;
  our ability to enter into or renew on favorable terms our marketing and distribution agreements;
  seasonal fluctuations of advertising revenue as advertisers spend less in the first and third calendar quarters and user traffic on our Web sites have historically been lower during the summer and during year-end vacation and holiday periods;
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

Although we generated net income in the fourth quarter of 2002 and the first quarter and third quarter of 2003 and were cash flow positive for the twelve months ended December 31, 2002 and the first nine months of 2003, you should not rely on the results for those periods as an indication of future performance. In particular, given the general economic uncertainty and the softness of the advertising market, we may not remain cash flow positive or generate net income for fiscal 2003 or the remaining quarter in fiscal 2003.

Over time, our revenues have come from a mix of advertising, content licensing, broadcasting and subscription service fees. Licensing revenue declined in the first three quarters of 2003 primarily due to difficult market conditions faced by companies in the financial services industry. We expect our quarterly revenues and operating results to be particularly affected by changes in the level of our advertising and licensing revenue for each quarter. Our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. We also may, from time to time, make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We Depend on the Sale of Advertisements on Our Web Sites to Grow Our Business and Obtain Profitability, and If Demand for Web Advertising Were to Decline, Our Business Would Be Harmed.

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. Over the last two years, we and other Web publishers have experienced a significant softening in demand for advertising services due to decreased spending on Web advertising by companies and general uncertainty about the economy. In addition, threats of conflict or military action involving the United States may further disrupt business, curb spending by companies or otherwise slow down economic recovery. Failure of the Web advertising market to recover would substantially harm our business and could result in a decline in the trading price of our common stock.

A substantial portion of our online advertising revenue comes from Internet commerce and financial services companies that have been adversely affected by the recent market downturn, which has resulted in these companies spending less for online advertising. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected. Moreover, diversification of our advertising base may require us to adapt to different requirements and expectations that these new advertisers may have with respect to advertising programs, which could result in us experiencing significant marketing, sales, development and other expenses which may depress our earnings.

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

The Growth of Our Advertising Business Will Depend on the Acceptance of the Web as an Effective Advertising Medium

Generally, we compete with traditional advertising media, such as print, radio and television, for a share of the advertisers' total advertising budgets. Our advertising business would fail to expand or our advertising revenue would decrease if the Web were not perceived as an effective advertising medium. Also, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web, especially given the general uncertainty in the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our advertising revenues could be adversely affected if we were unable to adapt to new forms of Web advertising or if "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are widely adopted and limit the commercial viability of Web advertising. Therefore, advertising revenues would be adversely affected if our Web sites are not perceived to offer desirable opportunities for online advertising.

Changes in Current Advertising Pricing Models Could Seriously Harm Our Operating Results

No standard has been widely accepted to measure the effectiveness of Web advertising so different pricing models are used to sell advertising on the Web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. In addition, our advertising revenues could be adversely affected if we are unable to adapt to new forms of Web advertising.

We Are Susceptible to Third Party Software Programs that Serve Pop-up Advertisements on Our Web Sites

Third party software programs are increasingly used to deliver selected advertisements based on the Web sites visited by the user. These advertisements usually are in the form of pop-up ads that are often based on the content the user is viewing at a particular time. Often this software is downloaded onto the user's computer without the user's knowledge, understanding or consent, as the software often comes bundled with other applications that the user downloads, such as file-sharing software or media players. The software can then track the user's Web surfing habits and display content, such as pop-up ads, that most users do not realize are not connected to the Web site they are then viewing. The pop-up ads may compete with the advertising, services and products that we sell on our Web sites, potentially infringe our copyrights, and can lead to confusion for our customers as the pop-up software deceives the user as to the origin of the advertisement. Also, our customers may blame us for defects in the services and products promoted by the pop-up ads or for fraud perpetuated against them in connection with such pop-up ads either of which could damage our reputation and result in the occurrence of significant damages. If the prevalence of such forms of software increase and no restrictions are placed on their usage, our business may be harmed.

We Depend on Licensing Revenues to Grow Our Business and Maintain Profitability, and If Licensing Revenues Were to Decline, Our Business Could Be Harmed

We expect to derive a substantial portion of our revenues from the licensing of our content to customers. Licensing revenue depends on new customer contracts and customer contract renewals, and could decrease if new business is not found or customers renew for lesser amounts, terminate early or forego renewal. The ability to retain existing customers and attract new customers will depend on our ability to develop new products and services and the market acceptance of such products and services, neither of which may occur.

Also, we derive a significant percentage of our licensing revenue from a small number of large clients, and from brokerages and financial services companies. In many cases, the amount of licensing revenue depends on the number of qualified account holders these customers have each month. If the number of qualified account holders were to decrease, our licensing revenue could decrease. A number of these brokerages and financial services companies have experienced a decrease in account holders as a result of the recent market downturn. The growth of our licensing revenue could also be limited as there are a limited number of brokerages and financial services companies. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, our licensing revenue would be adversely affected.

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

We Depend on CBS for a Number of Services and Other Rights, and Our Business Would Be Materially Adversely Affected if CBS Terminates Its Strategic Relationship with Us

Pursuant to our license agreement with CBS, we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the operation of the CBS.MarketWatch.com Web site. This license agreement will expire on October 29, 2005 and CBS has no obligation to renew it. Also, under specific circumstances, CBS may terminate the license agreement earlier. If we are not able to renew our license agreement with CBS or CBS terminates the license agreement earlier than October 29, 2005, we would need to change the name of our Web site and devote substantial resources toward building a new brand name. Regardless of such expenditures, we may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

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

We Depend on Pearson for a Number of Services and Other Rights, and Our Business Would Be Materially Adversely Affected if Pearson Terminates Its Strategic Relationships with Us

Pursuant to our service agreement with Pearson, Pearson provides us with real-time financial data for dissemination to licensing clients and subscribers of certain of CBS.MarketWatch.com subscription services. If Pearson suspends delivery of delayed financial data or fails to provide such financial data satisfactorily, we would be required to perform these services ourselves or obtain these services from another provider. We may not be able to replace these services on cost effective or commercially reasonable terms or, if we choose to perform these services internally, we may not be able to perform them adequately. During any such transition, our services could be disrupted for an indefinite period of time and, as a result, we could lose a substantial number of users and advertisers. Pearson's obligation to provide us with real-time financial data expires on October 29, 2005 or, at such earlier time (i) as the services agreement is terminated; (ii) upon the occurrence of a change of control of Pearson, as specifically defined in a stockholders' agreement we entered into with Pearson; or (iii) at such time as Pearson shall hold less than 10% of our then-outstanding voting securities.

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

We Depend on Our Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract a significant number of users and therefore, our Web sites may not receive the desired traffic from these relationships. Moreover, we may have to pay significant fees to establish or maintain these types of relationships.

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
  general purpose consumer online services such as AOL and MSN, each of which provides access to financial and business-related content and services;
  Web sites targeted to business, finance and investing needs, such as TheStreet.com and the Motley Fool;
  Web search and retrieval and other online services, such as Google, Yahoo!, Lycos and other high-traffic Web sites, that offer quotes, financial news and other programming and links to other business and finance-related Web sites;
  data companies that provide value-added tools, including charts, portfolios and stock screeners, such as Reuters and Thomson Financial Corporation;
  providers of standardized and customized investment research tools, such as Pinnacor and SmartMoney; and
  publishers of financial news for an institutional audience such as Reuters and Dow Jones.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases, higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, we cannot assure you that they will not develop services that are equal or superior to ours or that achieve greater market acceptance than our offerings. Increased competition could also result in price reductions, reduced margins, operating losses, or loss of market share, any of which could seriously harm our business, results of operations and financial condition.

Our Ability to Develop and Bring New Products and Services to Market and to Further Develop and Improve Existing Products and Services Will Be Limited If the Merger with Pinnacor Is Not Consummated

Pinnacor has developed products and services that we do not currently possess that we would like to offer to our existing customers. In addition, Pinnacor has a significant engineering, development and technical staff that is dedicated to the development and enhancement of Pinnacor's existing products and services. If the merger is not consummated, our current engineering, development, and technical staff would not have the benefit of the expertise of Pinnacor's staff and may not be able to develop on a timely basis, if at all, products and services similar to Pinnacor's existing products and services or new products and services, or otherwise further develop or improve our existing products and services.

Protecting our Intellectual Property Rights May Be Costly and Difficult

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

We May Be Subject to Intellectual Property Infringement Claims, Relating to Third Party Technology Which Would Be Costly to Defend and May Limit our Ability to Use Certain Technologies in the Future

We license certain technology, data and content from third parties. In these license agreements, the licensors generally agree to defend, indemnify and hold us harmless from any claim by a third-party that the licensed technology or content infringes any third party's intellectual property rights. However, we cannot assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient or unavailable from the licensors, or that we will be able to obtain any additional license on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in the introduction of new services until equivalent technology or content, if available, is identified, licensed and integrated.

Our Content License Arrangements May Subject Us to Intellectual Property Infringement and Indemnification Claims Which Would Be Costly to Defend

In our content license agreements, we generally agree to defend, indemnify and hold our licensees harmless from any claim by a third party that the licensed content infringes any third party's intellectual property rights. Infringement or other claims may be asserted or prosecuted against us and/or our clients in the future whether resulting from our internally developed intellectual property or technology or content licensed from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations or financial condition. Any such claims, whether they are with or without merit, could be time-consuming, result in costly litigation and divert the attention of technical personnel and management or require us to introduce new content, technology or trademarks, develop non- infringing technology or content or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement against us and our failure or inability to introduce new technology or content, develop non-infringing technology or content or license the infringed or similar technology or content on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

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

If We Cannot Continue to Develop and Market New and Enhanced Products and Services that Achieve Market Acceptance in a Timely Manner, Our Revenues May Suffer

We believe that our Web sites will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable users which depends substantially on the introduction of enhanced products and services. For example, we acquired Hulbert Financial Digest and have begun to offer Hulbert newsletters through subscription. Also, we introduced The Calandra Report in March 2002 and the Tech Indicator in July 2003. We intend to introduce additional or enhanced services in the future. If the subscription products or other services we introduce are not favorably received, we may not attract new users and our current users may not continue to access our Web sites or use our services as frequently, which would make us less attractive to advertisers. New users could also choose competitive Web sites or services over ours. Moreover, if our new services do not achieve sufficient market acceptance and generate the anticipated revenues, we would not be able to recoup the costs of developing, marketing and maintaining such services.

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

We Depend on the Continued Growth in Use of the Web, Particularly for Financial News and Information, as well as in the Continued Performance and Reliability of the Web

Because we expect to depend significantly on advertising revenue for the foreseeable future, our business depends on businesses and consumers continuing to increase their use of the Web for obtaining news and financial information as well as for conducting commercial transactions. Our advertising revenue and therefore our business would be adversely affected if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, such as:

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

We Depend on Key Personnel Who May Not Continue to Work for Us

We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, editorial and managerial personnel, and on the continued service of our senior management. Although we have employment agreements with some of our key executives, none of our personnel are bound by an employment agreement that prevents such person from terminating his or her employment with us at any time for any reason. At times we have experienced difficulties in attracting new personnel. If we cannot successfully attract, integrate, retain and motivate a sufficient number of qualified personnel, we may be unable to conduct our business in the future.

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

Unauthorized Break-Ins and Other Disruptions to Our Site Could Harm Our Business

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have experienced attacks from "hackers" and other intrusions. Any disruption resulting from these actions may harm our business and may be very expensive to remedy, may not be fully covered by our insurance and could damage our reputation and discourage new and existing users from using our site. We may also incur significant costs to protect our Web sites against the threat of security breaches. We also provide indemnification to some of our licensing customers for unauthorized access to and use of customer data as a result of break-ins and other unauthorized access. Our defense of any action brought against us based upon improper access to confidential customer data or indemnification of our licensing customers for similar claims brought against them could be costly and involve significant distraction of our management and other resources. Also, our operations are dependent upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Our insurance policies have low coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

The Successful Operation of Our Business Depends upon the Supply of Critical Elements from Other Companies and Any Interruption in that Supply Could Cause Service Interruptions or Reduce the Quality of Our Product and Service Offerings

We depend on multiple information providers, such as Comtex, FT Interactive Data, Dow Jones, Reuters and Thomson Financial Corporation, to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information by its information providers which would be beyond our control. In addition, our customers depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. We have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems in the future. These occurrences could diminish Web users' experience or even result in users perceiving our Web sites as not functioning properly and therefore result in the loss of these users to other Web sites or sources to obtain their business, financial and other news and information.

Furthermore, we incorporate the data we receive from third parties, such a Dow Jones and Thomson Financial Corporation, into our licensing products. If such third party data providers or others perceive us as a competitor, they may discontinue providing services to us. Also, some of our third party data providers have restrictions on access to and use of these data, which may make our licensing products incorporating such data less attractive to our existing and potential customers, which in turn may adversely affect our licensing revenue.

If We Fail to Keep Pace with Rapid Technological Change, Changing Customer Demands and Evolving Industry Standards, We Will Not be Able to Compete

Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements, which are exacerbated by the growth of the Web and the intense competition in our industry. The process of developing new products and services related to our business is complex and uncertain, and failure to anticipate the changing needs of our users and customers and emerging technological and market trends could significantly harm our results of operations. In order to successfully adapt to our rapidly changing market, we must continually improve the performance, features and reliability of our products and services. We could incur substantial costs improving our products, services or infrastructure in order to adapt to these changes and compete within our industry. Our business could be adversely affected if we were to incur significant costs without adequate results or if we were unable to successfully adapt to these changes.

Web Security Concerns Could Hinder Internet Commerce

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Web. Any well-publicized compromise of security could deter more people from using the Web or from using it to conduct commercial transactions that involve transmitting confidential information, such as stock trades or purchases of goods or services. Because many of our advertisers seek to encourage people to use the Web to conduct financial transactions or purchase goods or services, our business could be adversely affected if Internet commerce declines due to security concerns.

We Could Face Liability Related to Our Storage of Personal Information About Our Users

Our data privacy policy is not to willfully disclose any individually identifiable information about any user to a third party without the user's consent. Despite this policy, however, if unauthorized third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, recently passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

Furthermore, some of the licensing tools we have created and currently market to existing and potential customers require users to disclose personally identifiable information and allow us access to such confidential information. Due to concerns about user privacy issues, existing and potential licensing customers may be deterred from licensing these tools, which could harm our future licensing revenue.

We Could Face Liability for the Information Displayed on Our Web Sites or Distributed to Our Customers

We may be subjected to claims for libel, slander, defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites or license to our customers. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Moreover, because we license some data and content from third parties, our exposure to various claims may increase. Although we generally obtain representations as to the origin and ownership of content licensed from third parties and generally obtain indemnification from these third parties to cover a breach of any such representations, we do not generally receive representations or indemnification that are sufficient to cover all liability relating to the third party content. Moreover, the indemnification provided by these third parties may be insufficient to provide adequate compensation for any breach of such representations, and our insurance may not adequately protect us against these types of claims and related indemnification obligations. Our defense of any action brought against us based upon the content that is accessible from our Web sites could be costly and involve significant distraction of our management's time and other resources.

Legal Uncertainties and Government Regulation of the Internet Could Inhibit the Growth of the Internet

Many legal questions relating to the Internet remain unclear and these areas of uncertainty may be resolved in ways that damage our business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that apply directly to Internet communications, commerce and advertising are becoming more prevalent. For example, the U.S. Congress has passed Internet-related legislation concerning copyrights, taxation and the online privacy of children. As the use of the Internet grows, there may be calls for further regulation, such as more stringent consumer protection laws. Finally, our distribution arrangements and customer contracts could subject us to the laws of foreign jurisdictions in unpredictable ways.

These possibilities could affect our business adversely in a number of ways. New regulations could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than is expected. We may be affected indirectly by legislation that fundamentally alters the practicality or cost- effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Complying with new regulations could result in additional cost to us, which could reduce our profit margins or leave us at risk of potentially costly legal action.

The Continuing Conflict in Iraq, Future Terrorist Attacks and Threats of or Actual War May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price

The continuing conflict in Iraq and the events of September 11, 2001, as well as events occurring in response or connection to them, including future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military disruptions may impact our operations. For example, the disruption of the global financial markets due to the events on September 11, 2001 including the shutdown of Nasdaq Stock Market and New York Stock Exchange, impacted the reporting of financial information on our Web sites. More generally, any of these events could cause consumer confidence and spending, including spending on the Web, to decrease, which may impact our online advertising revenues. Also, volatility in the United States and worldwide financial markets and economy has contributed to volatility in the stock prices of United States publicly traded companies. The continuing conflict in Iraq, and further acts of terrorism and civil disturbances in the United States or elsewhere could have a significant impact on our operating results, revenues and costs.

We Are Involved in Securities Class Action Litigations and Are At Risk of Additional Similar Litigation

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. Similarly, securities class action litigation has been brought against the company following the public announcement of a merger, acquisition or other business combination. We are a party to the securities class action litigations relating to our initial public offering and proposed merger with Pinnacor Inc., each as more fully described in Part II, Item 1, "Legal Proceedings." The defense of the litigations described in Item 1 have increased our expenses and diverted our management's attention and resources. An adverse outcome in the litigation relating to our proposed merger with Pinnacor may increase our expenses in consummating the proposed merger, divert the attention and resources of the integration team tasked to effectively assimilate and combine the two businesses, and cause the combined company following the merger to incur charges and other additional expenses. Also, an adverse outcome in the litigation could deter the successful completion of the merger or if the merger was permitted to proceed, seriously harm the business and results of operations of the combined company. Furthermore, we may in the future be the target of other securities class action or similar litigation.

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

Specifically, on July 22, 2003 we entered into a merger agreement with Pinnacor pursuant to which we will acquire Pinnacor's business and establish a combined company. The completion of the merger is currently anticipated to be in the fourth quarter of 2003 and is subject to various closing conditions, some of which are outside of our control. We cannot assure you that the proposed merger will occur as scheduled, if at all. We cannot predict the effects the completion of the merger, or the failure to complete the merger, will have on our business, results of operations and financial condition.

New Laws and Regulations Affecting Corporate Governance May Impede Our Ability to Retain and Attract Board Members and Executive Officers, and May Increase the Costs Associated with Being a Public Company

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act and are considering adopting others. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company's corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, Chief Executive Officer, Chief Financial Officer and other executives involved in our company's corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees.

Because Two of Our Large Stockholders Beneficially Own 65% of Our Stock, They Have Substantial Control Over the Management of Our Company and Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price

Currently CBS and Pearson beneficially own 65% of our outstanding common stock. Each of CBS and Pearson has nominated two representatives to serve on our board of directors. As a result of their ownership and board positions, CBS and Pearson individually and collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of CBS or Pearson or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

After the completion of the acquisition of Pinnacor, the former Pinnacor stockholders will hold approximately 26%, and our stockholders will hold approximately 74% of the outstanding stock of the combined company. As a result, CBS and Pearson's collective beneficial ownership will decrease to 48% of the combined company. In addition, under the terms of the merger agreement, Pinnacor will be entitled to nominate two members to the board of directors. As a result, the ability of CBS and Pearson to collectively control matters requiring board and stockholder approval will decrease.

Our Common Stock Price Is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended September 30, 2003, the closing sale prices of our common stock on the Nasdaq National Market ranged from $3.89 to $9.78. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2003, all of our investments mature in 90 days or less.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On and after April 17, 2001, five shareholder class action lawsuits were filed against us, certain of our current and former officers and directors, and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. The complaints were consolidated into a single action. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action against us is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The parties have recently reached a settlement where we are dismissed from the lawsuit in exchange for us assigning to the plaintiffs claims we may have against the underwriters. In addition, the settlement does not contemplate the payment of any company funds to the plaintiffs. A committee of our Board of Directors approved the settlement proposal on June 25, 2003. The settlement is still subject to approval by the court and as of the date of this filing, the court has not yet approved the settlement proposal.

Furthermore, on July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor Inc., certain of Pinnacor's current officers and directors, and us in the Delaware Chancery Court. The plaintiffs filed an amended complaint on September 17, 2003, which named the new company, Holdco, which was formed to combine the two businesses, and its two wholly owned subsidiaries, Pine Merger Sub, Inc., and Maple Merger Sub, Inc., which were formed solely to complete the combination, as defendants to the action. The lawsuit purports to be a class action filed on behalf of holders of Pinnacor's common stock who allegedly are or will be threatened with injury arising from actions by the defendants in connection with the merger. The lawsuit alleges that the Pinnacor's directors breached their fiduciary duties in proceeding with the sale of Pinnacor to us by agreeing to an inadequate purchase price, which fails adequately to compensate Pinnacor shareholders for the loss of control of the company. The lawsuit alleges that we knowingly aided and abetted these breaches of fiduciary duty in some unspecified way. The lawsuit seeks an unspecified amount of damages and also prays for an injunction against consummation of the proposed transaction. The plaintiff has moved for expedited discovery and has requested the production of documents from Pinnacor and us. We have and Pinnacor has begun producing documents responsive to the plaintiff's request.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  The exhibits filed as part of this Form 10-Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

  Reports on Form 8-K

On July 23, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission to announce that NMP, Inc., the Company, Pinnacor Inc., Maple Merger Sub, Inc. and Pine Merger Sub, Inc. entered into an Agreement and Plan of Merger, dated as of July 22, 2003, to affect the combination of the Company and Pinnacor, as well as disclosed certain matters related to the combination. The Form 8-K also attached the press release announcing the combination and certain exhibits related to the combination were filed as exhibits to the Form 8-K. Moreover, in the same Form 8-K, the Company furnished to the Commission a press release issued by the Company in connection with the announcement of its second quarter earnings results.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc.
(Registrant)

Dated: November 14, 2003

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